Form 10-Q
period 1995-03-31
BK I REALTY INC; BK II PROPERTIES INC; BK III RESTAURANTS INC
filed 1995-05-15
CIK 783462, 783463, 783464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-1624


                         CERTIFICATES OF PARTICIPATION
                                BK I REALTY INC.
                             BK II PROPERTIES INC.
                            BK III RESTAURANTS INC.
             (Exact name of registrant as specified in its charter)


                                                            13-3100473
                                                            13-3143115
        New York                                            13-3178423
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or organization)                         identification No.)

3 World Financial Center, 29th Floor, New York, NY             10285
(Address of principal executive offices)                     (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


BK I REALTY INC.

Balance Sheets

                                               March 31,        December 31,
Assets                                             1995                1994

Investment in Burger King
Limited Partnership I                       $   (65,319)        $   (15,052)


Liabilities and Stockholder's Deficit

Liabilities:
        Distributions payable               $    24,585         $    73,385

                Total Liabilities                24,585              73,385

Stockholder's Equity (Deficit):
        Common Stock, $1.00 par value
        authorized, issued and
        outstanding 1,000 shares                  1,000               1,000
        Additional paid-in capital              401,660             394,567
        Accumulated deficit                    (492,564)           (484,004)

                Total Stockholder's Deficit     (89,904)            (88,437)

                Total Liabilities and
                Stockholder's Deficit       $   (65,319)        $   (15,052)



Statement of Changes in Stockholder's Deficit
For the three months ended March 31, 1995


                                                      Additional
                                           Common        Paid-in   Accumulated
                                Total       Stock        Capital       Deficit

Stockholder's deficit
at December 31, 1994        $ (88,437)    $ 1,000      $ 394,567    $ (484,004)
Distributions                 (24,585)         --             --       (24,585)
Capital contribution            7,093          --          7,093            --
Net income                     16,025          --             --        16,025
Stockholder's deficit
at March 31, 1995           $ (89,904)    $ 1,000      $ 401,660    $ (492,564)



Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                             1995                1994

Equity in earnings of Burger King
Limited Partnership I                          $ 23,118            $ 17,234
Income taxes                                      7,093               5,288

        Net Income                             $ 16,025            $ 11,946

Per COP Unit (3,084 outstanding)                 $ 4.16              $ 3.10



Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:              1995                1994

Net income                                    $  16,025            $ 11,946
Adjustments to reconcile net income
to net cash provided by operating
activities:
        Equity in earnings of Burger
        King Limited Partnership I              (23,118)            (17,234)
        Contributions to capital                  7,093               5,288

Net cash provided by operating activities            --                  --

Cash Flows from Financing Activities:

        Distributions from Burger King
        Limited Partnership I                    73,385              61,791
        Cash distributions paid                 (73,385)            (61,791)

Net cash provided by financing activities            --                  --

Net change in cash                                   --                  --
Cash at beginning of period                          --                  --

Cash at end of period                         $      --            $     --



Notes to the Financial Statements

The interim financial statements presented should be read in conjunction with the annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations, changes in stockholder's equity (deficit), and cash flows for the three months ended March 31, 1995 and 1994. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

        A. On September 23, 1994, BK-I notified the Wisconsin Department of Natural Resources ("WDNR") that petroleum and chlorinated compounds were discovered at one of BK-I's properties located in Greenfield, Wisconsin. The WDNR has indicated that under Wisconsin state law, BK-I will be responsible for remediating the site. BK-I has obtained a preliminary cost estimate to remediate the site from an environmental consulting firm. Based on this estimate and in accordance with BK-I's respective Partnership Agreement, BK-I set aside $300,000 from net cash flow from operations to fund the potential environmental remediation costs. GP-I believes that the cost of the environmental remediation will be recovered from the proceeds from the sale of the restaurant.


BK II PROPERTIES INC.

Balance Sheets

                                               March 31,        December 31,
Assets                                             1995                1994

Investment in Burger King
Limited Partnership II                        $ (30,440)           $ 28,304


Liabilities and Stockholder's Deficit

Liabilities:
        Distributions payable                 $  24,020            $ 82,576

                Total Liabilities                24,020              82,576

Stockholder's Equity (Deficit):
        Common Stock, $1.00 par value
        authorized, issued and
        outstanding 1,000 shares                  1,000               1,000
        Additional paid-in capital              418,744             411,432
        Accumulated deficit                    (474,204)           (466,704)

                Total Stockholder's Deficit     (54,460)            (54,272)

                Total Liabilities and
                Stockholder's Deficit         $ (30,440)           $ 28,304



Statement of Changes in Stockholder's Deficit
For the three months ended March 31, 1995


                                                      Additional
                                           Common        Paid-in   Accumulated
                                Total       Stock        Capital       Deficit

Stockholder's deficit
at December 31, 1994        $ (54,272)    $ 1,000      $ 411,432    $ (466,704)
Distributions                 (24,020)         --             --       (24,020)
Capital contribution            7,312          --          7,312            --
Net income                     16,520          --             --        16,520
Stockholder's deficit
at March 31, 1995           $ (54,460)    $ 1,000      $ 418,744    $ (474,204)



Statements of Operations
For the three months ended March 31, 1995 and 1994


Income                                             1995                1994

Equity in earnings of Burger King
Limited Partnership II                         $ 23,832            $ 22,723
Income taxes                                      7,312               6,972

        Net Income                             $ 16,520            $ 15,751

Per COP Unit (3,084 outstanding)                 $ 4.29              $ 4.09



Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:              1995                1994

Net income                                     $ 16,520            $ 15,751
Adjustments to reconcile net income
to net cash provided by operating activities:
        Equity in earnings of Burger
        King Limited Partnership II             (23,832)            (22,723)
        Contributions to capital                  7,312               6,972

Net cash provided by operating activities            --                  --

Cash Flows from Financing Activities:

        Distributions from Burger King
        Limited Partnership II                   82,576              75,845
        Cash distributions paid                 (82,576)            (75,845)

Net cash provided by financing activities            --                  --

Net change in cash                                   --                  --
Cash at beginning of period                          --                  --

Cash at end of period                          $     --            $     --


Notes to the Financial Statements

The interim financial statements presented should be read in conjunction with the annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations, changes in stockholder's equity (deficit), and cash flows for the three months ended March 31, 1995 and 1994. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


BK III RESTAURANTS INC.

Balance Sheets


                                               March 31,        December 31,
Assets                                             1995                1994

Investment in Burger King
Limited Partnership III                      $    2,033           $   2,945


Liabilities and Stockholder's Deficit

Liabilities:
        Distributions payable                $   25,624           $  20,021

                Total Liabilities                25,624              20,021

Stockholder's Equity (Deficit):
        Common Stock, $1.00 par value
        authorized, issued and
        outstanding 1,000 shares                  1,000               1,000
        Additional paid-in capital              307,433             301,570
        Accumulated deficit                    (332,024)           (319,646)

                Total Stockholder's Deficit     (23,591)            (17,076)

                Total Liabilities and
                Stockholder's Deficit        $    2,033           $   2,945



Statement of Changes in Stockholder's Deficit
For the three months ended March 31, 1995


                                                      Additional
                                           Common        Paid-in   Accumulated
                                Total       Stock        Capital       Deficit

Stockholder's deficit
at December 31, 1994        $ (17,076)    $ 1,000      $ 301,570    $ (319,646)
Distributions                 (25,624)         --             --       (25,624)
Capital contribution            5,863          --          5,863            --
Net income                     13,246          --             --        13,246
Stockholder's deficit
at March 31, 1995           $ (23,591)    $ 1,000      $ 307,433    $ (332,024)



Statements of Operations
For the three months ended March 31, 1995 and 1994

Income                                             1995                1994

Equity in earnings of Burger King
Limited Partnership III                        $ 19,109            $ 18,102
Income taxes                                      5,863               5,554

        Net Income                             $ 13,246            $ 12,548

Per COP Unit (3,084 outstanding)                 $ 3.44              $ 3.26



Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:              1995                1994

Net income                                     $ 13,246            $ 12,548
Adjustments to reconcile net income
to net cash provided by operating activities:
        Equity in earnings of Burger King
        Limited Partnership III                 (19,109)            (18,102)
        Contributions to capital                  5,863               5,554

Net cash provided by operating activities            --                  --

Cash Flows from Financing Activities:

        Distributions from Burger King
        Limited Partnership III                  20,021              18,556
        Cash distributions paid                 (20,021)            (18,556)

Net cash provided by financing activities            --                  --

Net change in cash                                   --                  --
Cash at beginning of period                          --                  --

Cash at end of period                          $     --            $     --


Notes to the Financial Statements

The interim financial statements presented should be read in conjunction with the annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations, changes in stockholder's equity (deficit), and cash flows for the three months ended March 31, 1995 and 1994. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


Part I, Item 2  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.

Liquidity and Capital Resources
Certificates of Participation ("COPs") represents an assignment by the issuing General Partners of some, but not all, of the profits, losses and gains of and distributions from Burger King Limited Partnership I ("BK-I"), Burger King Limited Partnership II ("BK-II") and Burger King Limited Partnership III ("BK-III") (collectively, the "Partnerships"). Each of the Partnerships is a New York Limited Partnership. The issuing General Partners and their respective Partnerships are BK I Realty Inc. ("GP-I"), which is the General Partner of BK-I; BK II Properties Inc. ("GP-II"), which is the General Partner of BK-II; and BK III Restaurants Inc. ("GP-III"), which is the General Partner of BK-III (collectively, the "General Partners"). Each of the General Partners is a New York Corporation. Each COPs unit consists of one BK-I COPs unit, one BK-II COPs unit and one BK-III COPs unit. COPs commenced operations on January 17, 1986 and the COPs units were assigned as of December 1, 1985.

The Partnerships were formed to acquire and hold Burger King restaurants (the "Properties"), including the restaurant buildings and, in some cases, the underlying land. The Properties are leased on a long-term net basis to franchisees of Burger King Corporation ("BKC").

The General Partners do not engage in the sale of goods or services. Their only assets are the investments in the Partnerships.

The Partnerships' prospectuses specify that BKC had the option to purchase any or all of the Properties at fair market value, determined by an independent appraisal at any time during the eighth through tenth years following the date of completion of the offering of limited partnership interests in each Partnership. The offering of interests in the Partnerships occurred in 1982, 1983 and 1984, respectively. As of December 31, 1994, BKC's option to purchase the properties of the respective Partnerships had expired.

On March 10, 1995, BK-I closed on the sale of a property in Washington, North Carolina for net sales proceeds of $619,944. On March 31, 1995, BK-I closed on the sale of two additional Properties located in Carlsbad, New Mexico and Big Spring, Texas for aggregate net proceeds of $1,184,582. BK-I is aggressively marketing the remaining ten Properties to a number of prospective purchasers.

GP-II is currently marketing BK-II's portfolio of Properties for sale. GP-II is reviewing bulk-sale possibilities and single property sales to interested buyers. Until all of BK-II's Properties are sold, BK-II will continue to operate and intends to make distributions to the partners in accordance with the terms of BK-II's Partnership Agreement.

BK-III is currently exploring the feasibility of selling its Properties. Until all of BK-III's Properties are sold, BK-III will continue to operate and intends to make distributions to the partners in accordance with the terms of BK-III's Partnership Agreement.

At March 31, 1995, GP-I's investment in BK-I was $(65,319) and GP-II's investment in BK-II was $(30,440), reflecting distributions in excess of net income plus the initial investments. GP-III's investment in BK-III was $2,033 at March 31, 1995 compared to $2,945 at December 31, 1994.

On September 23, 1994, BK-I notified the Wisconsin Department of Natural Resources ("WDNR") that petroleum and chlorinated compounds were discovered at one of BK-I's properties located in Greenfield, Wisconsin. The WDNR has indicated that under Wisconsin state law, BK-I will be responsible for remediating the site. BK-I has obtained a preliminary cost estimate to remediate the site from an environmental consulting firm. Based on this estimate and in accordance with BK-I's respective Partnership Agreement, BK-I set aside $300,000 from net cash flow from operations to fund the potential environmental remediation costs. GP-I believes that the cost of the environmental remediation will be recovered from the proceeds from the sale of the restaurant.

To the best of their knowledge, the General Partners know of no trends, demands, commitments, events or uncertainties as of the date hereof that will or are reasonably likely to result in the Partnerships' liquidity being either increased or decreased in any material way.


Results of Operations
The results of operations for the three months ended March 31, 1995 and 1994, are primarily attributable to the respective investments in BK-I, BK-II and BK-III.

For the three months ended March 31, 1995, net income for GP-II and GP-III was largely unchanged compared to the corresponding period in 1994. The decrease in GP-I's net income is primarily attributable to lower rental income generated by BK-I resulting from the sale of Properties during the third and fourth quarters of 1994 and the first quarter of 1995.



PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6          Exhibits and reports on Form 8-K.

			(a)	Exhibits - None

                        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                CERTIFICATES OF PARTICIPATION
                                BK I REALTY INC.
                                BK II PROPERTIES INC.
                                BK III RESTAURANTS INC.

                                BY:     BK I REALTY INC.
                                        BK II PROPERTIES INC.
                                        BK III RESTAURANTS INC.
                                        Registrant



Date:  May 15, 1995             BY:     /s/ Rocco Andriola
                                        Name:   Rocco Andriola
                                        Title:  Director, President and
                                                Chief Financial Officer