Form 10-Q
period 1995-06-30
BK I REALTY INC; BK II PROPERTIES INC; BK III RESTAURANTS INC
filed 1995-08-15
CIK 783462, 783463, 783464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995


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



ATTN: Andre Anderson
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





BK I REALTY INC.
                                                June 30,        December 31,
Assets                                              1995                1994

Investment in Burger King Limited
Partnership I                                 $  (55,566)         $  (15,052)


Liabilities and Stockholder's Deficit

Liabilities:
  Distributions payable                       $   28,316          $   73,385

    Total Liabilities                             28,316              73,385

Stockholder's Deficit:
  Common Stock, $1.00 par value authorized,
  issued and outstanding 1,000 shares              1,000               1,000
  Additional paid-in capital                     404,652             394,567
  Accumulated deficit                           (489,534)           (484,004)

    Total Stockholder's Deficit                  (83,882)            (88,437)

    Total Liabilities and Stockholder's
    Deficit                                   $  (55,566)         $  (15,052)






BK REALTY INC.
Statement of Changes in Stockholder's Deficit
For the six months ended June 30, 1995


                                                      Additional
                                             Common      Paid-in   Accumulated
                                   Total      Stock      Capital       Deficit

Stockholder's deficit at
December 31, 1994              $ (88,437)   $ 1,000    $ 394,567    $ (484,004)
Distributions                    (28,316)         -            -       (28,316)
Capital contribution              10,085          -       10,085             -
Net income                        22,786          -            -        22,786

Stockholder's deficit at
June 30, 1995                  $ (83,882)   $ 1,000    $ 404,652    $ (489,534)




BK I REALTY INC.
Statements of Operations

                                   Three months ended        Six months ended
                                         June 30,                June 30,
Income                             1995          1994        1995         1994

Equity in earnings of Burger
King Limited Partnership I      $ 9,753      $ 16,732    $ 32,871     $ 33,966
Income taxes                      2,992         5,133      10,085       10,421

        Net Income              $ 6,761      $ 11,599    $ 22,786     $ 23,545

Per COP Unit (3,084 outstanding)$  1.75      $   3.01    $   5.91     $   6.11




BK  I REALTY INC.
Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                    1995            1994

Net income                                          $  22,786        $ 23,545
Adjustments to reconcile net income to net cash
provided by operating activities:
   Equity in earnings of Burger King
   Limited Partnership I                              (32,871)        (33,966)
   Contributions to capital                            10,085          10,421

Net cash provided by operating activities                   -               -

Cash Flows from Financing Activities:

   Distributions from Burger King
   Limited Partnership I                               73,385          65,175
   Cash distributions paid                            (73,385)        (65,175)

Net cash provided by financing activities                   -               -

Net change in cash                                          -               -
Cash at beginning of period                                 -               -

Cash at end of period                               $       -        $      -




BK I REALTY INC.
Notes to the Financial Statements


The interim financial statements presented should be read in conjunction with the annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in stockholder's deficit for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

A. During the first quarter of 1995, the Partnership sold three properties as follows:


                         Date      Adjusted        Net         Gain
                           of       Selling       Book           on
Store                    Sale        Price*      Value         Sale

Washington, NC         3/8/95    $  619,944  $ 180,837   $  439,107
Carlsbad, NM          3/31/95       728,684    240,175      488,509
Big Spring, TX        3/31/95       455,898    130,499      325,399

                                 $1,804,526  $ 551,511   $1,253,015


        *Purchase price of the property less estimated legal costs related to the sale of the property.


B. On September 23, 1994, Burger King Limited Partnership I ("BK-I") notified the Wisconsin Department of Natural Resources ("WDNR") that petroleum and chlorinated compounds were discovered at one of BK-I's properties located in Greenfield, Wisconsin (the "Greenfield Property"). The WDNR has indicated that under Wisconsin state law, BK-I will be responsible for remediating the site. BK-I has obtained a preliminary cost estimate to remediate the site from an environmental consulting firm. Based on this estimate and in accordance with BK-I's respective Partnership Agreement, BK-I set aside $300,000 from net cash flow from operations to fund the potential environmental remediation costs. On May 26, 1995, BK-I proposed site specific clean-up standards ("Clean-up Standards") on the Greenfield Property for the WDNR's approval. Until the WDNR approves the Clean-up Standards and the costs of the remediation can be assessed, it is extremely difficult for GP-I to move forward with the sale of BK-I's remaining 10 properties. As a result, there can be no assurance that the properties will be sold during 1995. BK I Realty Inc.
(the "General Partner") currently anticipates that the cost of the environmental remediation should be recovered from the proceeds to be received from the eventual sale of the Greenfield Property.




BK II PROPERTIES INC.
Balance Sheets


                                                June 30,         December 31,
Assets                                             1995                 1994

Investment in Burger King Limited
Partnership II                               $   (2,955)          $   28,304


Liabilities and Stockholder's Deficit

Liabilities:
   Distributions payable                     $   49,141           $   82,576

   Total Liabilities                             49,141               82,576

Stockholder's Deficit:
   Common Stock, $1.00 par value authorized,
   issued and
   outstanding 1,000 shares                       1,000                1,000
   Additional paid-in capital                   427,177              411,432
   Accumulated deficit                         (480,273)            (466,704)

   Total Stockholder's Deficit                  (52,096)             (54,272)

   Total Liabilities and Stockholder's
   Deficit                                   $   (2,955)          $   28,304





BK II PROPERTIES INC.
Statement of Changes in Stockholder's Deficit
For the six months ended June 30, 1995


                                                        Additional
                                                Common     Paid-in  Accumulated
                                      Total      Stock     Capital      Deficit

Stockholder's deficit at
December 31, 1994                 $ (54,272)   $ 1,000   $ 411,432   $ (466,704)
Distributions                       (49,141)         -           -      (49,141)
Capital contribution                 15,745          -      15,745            -
Net income                           35,572          -           -       35,572

Stockholder's deficit at
June 30, 1995                     $ (52,096)   $ 1,000   $ 427,177   $ (480,273)




BK II PROPERTIES INC.
Statements of Operations

                                     Three months ended       Six months ended
                                          June 30,                June 30,
Income                              1995         1994        1995         1994

Equity in earnings of Burger
King Limited Partnership II     $ 27,485     $ 23,914    $ 51,317     $ 46,637
Income taxes                       8,433        7,337      15,745       14,309

   Net Income                   $ 19,052     $ 16,577    $ 35,572     $ 32,328

Per COP Unit (3,084 outstanding)$   4.94     $   4.30    $   9.23     $   8.39




BK II PROPERTIES INC.
Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                     1995            1994

Net income                                           $  35,572       $  32,328
Adjustments to reconcile net income to net cash
provided by operating activities:
  Equity in earnings of Burger King Limited
  Partnership II                                       (51,317)        (46,637)
  Contributions to capital                              15,745          14,309

Net cash provided by operating activities                    -               -

Cash Flows from Financing Activities:

  Distributions from Burger King Limited
  Partnership II                                        82,576          80,363
  Cash distributions paid                              (82,576)        (80,363)

Net cash provided by financing activities                    -               -

Net change in cash                                           -               -
Cash at beginning of period                                  -               -

Cash at end of period                                $       -       $       -




BK II PROPERTIES INC.
Notes to the Financial Statements


The interim financial statements presented should be read in conjunction with the annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in stockholder's deficit for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

A. During the second quarter of 1995, Burger King Limited Partnership II sold one property as follows:


                     Date      Adjusted          Net          Gain
                       of       Selling         Book            on
Store                Sale        Price*        Value          Sale

Ferguson, MO      6/30/95     $ 151,691    $ 101,873    $   49,818


        *Purchase price of the property less estimated legal costs related to the sale of the property.





BK III RESTAURANTS INC.
Balance Sheets


                                                June 30,           December 31,
Assets                                             1995                   1994

Investment in Burger King Limited
Partnership III                              $   22,112              $   2,945


Liabilities and Stockholder's Deficit

Liabilities:
  Distributions payable                      $   44,499              $  20,021

    Total Liabilities                            44,499                 20,021

Stockholder's Deficit:
  Common Stock, $1.00 par value authorized,
  issued and outstanding 1,000 shares             1,000                  1,000
  Additional paid-in capital                    313,593                301,570
  Accumulated deficit                          (336,980)              (319,646)

    Total Stockholder's Deficit                 (22,387)               (17,076)

    Total Liabilities and Stockholder's
    Deficit                                  $   22,112              $   2,945





BK III RESTAURANTS INC.
Statement of Changes in Stockholder's Deficit
For the six months ended June 30, 1995


                                                       Additional
                                              Common      Paid-in   Accumulated
                                    Total      Stock      Capital       Deficit

Stockholder's deficit at
December 31, 1994               $ (17,076)   $ 1,000    $ 301,570    $ (319,646)
Distributions                     (44,499)         -            -       (44,499)
Capital contribution               12,023          -       12,023             -
Net income                         27,165          -            -        27,165

Stockholder's deficit at
June 30, 1995                   $ (22,387)   $ 1,000    $ 313,593    $ (336,980)




BK III RESTAURANTS INC.
Statements of Operations

                                  Three months ended           Six months ended
                                       June 30,                     June 30,
Income                            1995          1994          1995         1994

Equity in earnings of Burger
King Limited Partnership III  $ 20,079      $ 19,344      $ 39,188     $ 37,446
Income taxes                     6,160         5,935        12,023       11,489

   Net Income                 $ 13,919      $ 13,409      $ 27,165     $ 25,957

Per COP Unit
(3,084 outstanding)           $   3.61      $   3.48      $   7.05     $   6.73





BK III RESTAURANTS INC.
Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                      1995           1994

Net income                                             $ 27,165       $ 25,957
Adjustments to reconcile net income to net cash
provided by operating activities:
   Equity in earnings of Burger King
   Limited Partnership III                              (39,188)       (37,446)
   Contributions to capital                              12,023         11,489

Net cash provided by operating activities                     -              -

Cash Flows from Financing Activities:

   Distributions from Burger King Limited
   Partnership III                                       20,021         44,472
   Cash distributions paid                              (20,021)       (44,472)

Net cash provided by financing activities                     -              -

Net change in cash                                            -              -
Cash at beginning of period                                   -              -

Cash at end of period                                  $      -       $      -




BK III RESTAURANTS INC.
Notes to the Financial Statements


The interim financial statements presented should be read in conjunction with the annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in stockholder's deficit for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).




Part 1, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.


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

The Partnerships were formed to acquire and hold Burger King restaurants (the "Properties"), including the restaurant buildings and, in some cases, the underlying land. The Properties are net leased on a long-term basis to franchisees of Burger King Corporation ("BKC").

The General Partners do not engage in the sale of goods or services. Their only assets are the investments in the Partnerships.

The Partnerships' prospectuses specify that BKC had the option to purchase any or all of the Properties at fair market value, determined by an independent appraisal, at any time during the eighth through tenth years following the date of completion of the offering of limited partnership interests in each Partnership. The offering of interests in the Partnerships occurred in 1982, 1983 and 1984, respectively. As of December 31, 1994, BKC's option to purchase the Properties of the respective Partnerships had expired.

On September 23, 1994, BK-I notified the WDNR that petroleum and chlorinated compounds were discovered at its Greenfield, Wisconsin Property. The WDNR has indicated that under Wisconsin state law, BK-I will be responsible for remediating the site. BK-I has obtained a preliminary cost estimate to remediate the site from an environmental consulting firm. Based on this estimate and in accordance with BK-I's partnership agreement, BK-I set aside $300,000 from net cash flow from operations to fund the potential environmental remediation costs. On May 26, 1995, BK-I proposed site specific clean-up standards ("Clean-up Standards") on the Greenfield Property for the WDNR's approval. Until the WDNR approves the Clean-up Standards and the related costs of the remediation can be assessed, it is extremely difficult for GP-I to move forward with the sale of BK-I's remaining 10 Properties. As a result, there can be no assurance that the Properties will be sold during 1995. Until all of the Properties are sold, BK-I will continue to operate and intends to make distributions to the partners in accordance with the terms of BK-I's partnership agreement.

In preparation for the sale of BK-II's remaining 28 restaurant Properties, GP-II has been negotiating with BKC to purchase a property located in Ferguson, Missouri (the "Ferguson Property"), which was declared economically abandoned by BKC in 1991. In accordance with the Property Management Agreement (the "Agreement"), if a Property is declared economically abandoned, BKC is required to pay the Property's minimum base rent until it is sold. In addition, BK-II is entitled to all sales proceeds once the Property is sold and BKC is required to supplement proceeds to the extent such proceeds are less than the minimum owner-lessor price set forth in the Agreement. Although prospective third-party buyers attributed little or no value to the Property, BKC purchased the Ferguson Property on June 30, 1995 for the owner-lessor price of $151,691.

BK-II's Marietta, Georgia property was also declared economically abandoned by BKC on January 29, 1994. BKC allowed the franchisee to continue operating this Property while it was marketed for sale. On May 15, 1995, BKC executed a sales agreement with a third-party buyer with respect to this Property for a sales price of $445,000. The sale is expected to close in either the third or fourth quarter of 1995.

GP-II is aggressively marketing BK-II's remaining Properties for sale.
However, there can be no assurance that GP-II will be successful in selling any or all of BK-II's Properties during 1995. Until BK-II completes the sale of all of the Properties, those Properties which remain unsold will continue to operate, and it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of BK-II's partnership agreement.

BK-III is currently exploring the feasibility of selling its Properties. Until all of BK-III's Properties are sold, BK-III will continue to operate and intends to make distributions to the partners in accordance with the terms of BK-III's partnership agreement.

At June 30, 1995, GP-I's investment in BK-I was $(55,566) and GP-II's investment in BK-II was $(2,955), reflecting distributions in excess of net income plus the initial investments. GP-III's investment in BK-III was $22,112 at June 30, 1995, compared to $2,945 at December 31, 1994, reflecting the allocation of net income in excess of cash distributions for the first six months of 1995.


Results of Operations

The results of operations for the three and six months ended June 30, 1995 and 1994, are primarily attributable to the General Partners' investments in BK-I, BK-II and BK-III.

For the three and six months ended June 30, 1995, net income for GP-II and GP-III was largely unchanged compared to the corresponding periods in 1994.
For the three and six months ended June 30, 1995, GP-I generated net income of $6,761 and $22,786, respectively, compared to $11,599 and $23,545 for the corresponding periods in 1994. The decrease for the three month period is primarily attributable to a decrease in BK-I's rental income as a result of the sale of 10 Properties during the third and fourth quarters of 1994 and three Properties during the first quarter of 1995.







PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6		Exhibits and reports on Form 8-K.

		(a)  Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				CERTIFICATES OF PARTICIPATION
				BK I REALTY INC.
				BK II PROPERTIES INC.
				BK III RESTAURANTS INC.

				BY:	BK I REALTY INC.
					BK II PROPERTIES INC.
					BK III RESTAURANTS INC.
					Registrant



Date:	August 11, 1995
                                BY:             /s/Rocco Andriola
				Name:		Rocco Andriola
				Title:		Director, President and
                                                Chief Financial Officer