Form 10-Q
period 1995-09-30
BK I REALTY INC; BK II PROPERTIES INC; BK III RESTAURANTS INC
filed 1995-11-14
CIK 783462, 783463, 783464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995

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


                                BK I Realty Inc.
                                 Balance Sheets

                                                  September 30,   December 31,
Assets                                                    1995           1994

Investment in Burger King Limited Partnership I   $    (69,246)  $    (15,052)


Liabilities and Stockholder's Deficit

Liabilities:
     Distributions payable                        $     16,445   $     73,385

        Total Liabilities                               16,445         73,385

Stockholder's Deficit:
     Common Stock, $1.00 par value authorized,
       issued and outstanding 1,000 shares               1,000         1,000
     Additional paid-in capital                        406,967       394,567
     Accumulated deficit                              (493,658)     (484,004)

        Total Stockholder's Deficit                    (85,691)      (88,437)

        Total Liabilities and
        Stockholder's Deficit                     $    (69,246)  $   (15,052)


                                BK I Realty Inc.
                 Statement of Changes in Stockholder's Deficit
                  For the nine months ended September 30, 1995

                                                       Additional
                                              Common      Paid-in  Accumulated
                                    Total      Stock      Capital      Deficit

Stockholder's deficit at
 December 31, 1994              $ (88,437)   $ 1,000    $ 394,567   $ (484,004)
Distributions                     (37,669)         0            0      (37,669)
Capital contribution               12,400          0       12,400            0
Net income                         28,015          0            0       28,015

Stockholder's deficit at
 September 30, 1995             $ (85,691)   $ 1,000    $ 406,967   $ (493,658)



                                BK I Realty Inc.
                            Statements of Operations

                                         Three months ended   Nine months ended
                                            September 30,        September 30,
Income                                      1995     1994       1995      1994

Equity in earnings of
 Burger King Limited Partnership I       $ 7,544  $ 23,871  $ 40,415  $ 57,837
Income taxes                               2,315     7,324    12,400    17,745

     Net Income                          $ 5,229  $ 16,547  $ 28,015  $ 40,092

Per COP's Unit (3,084 outstanding)       $  1.36  $   4.29  $   7.27  $  10.40



                                BK I Realty Inc.
                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                         1995        1994

Net income                                               $  28,015    $ 40,092
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Equity in earnings of Burger King
      Limited Partnership I                                (40,415)    (57,837)
     Contributions to capital                               12,400      17,745

Net cash provided by operating activities                        0           0

Cash Flows from Financing Activities:

  Distributions from Burger King Limited Partnership I      94,609      68,605
  Cash distributions paid                                  (94,609)    (68,605)

Net cash provided by financing activities                        0           0

Net change in cash                                               0           0

Cash at beginning of period                                      0           0

Cash at end of period                                    $       0    $      0



                                BK I Realty Inc.
                       Notes to the Financial Statements


These interim financial statements presented should be read in conjunction with the 1994 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995, the results of operations for the three and nine- month periods ended September 30, 1995 and 1994, cash flows for the nine-month periods ended September 30, 1995 and 1994 and the statement of changes in stockholders' deficit for the nine-month period ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

A. During the first quarter of 1995, the Partnership sold three properties as follows:


                        Dates      Adjusted     Net         Gains
                        of         Selling      Book        on
        Store           Sales      Prices*      Values      Sales

        Washington, NC  3/08/95  $  619,944  $ 180,837  $  439,107
        Carlsbad, NM    3/31/95     728,684    240,175     488,509
        Big Spring, TX  3/31/95     455,898    130,499     325,399

                                 $1,804,526  $ 551,511  $1,253,015


        * Selling prices of the properties less legal costs related to the sales of the properties.


B. On September 23, 1994, Burger King Limited Partnership I ("BK-I") notified the Wisconsin Department of Natural Resources ("WDNR") that petroleum and chlorinated compounds were discovered at one of BK-I's properties located in Greenfield, Wisconsin (the "Greenfield Property"). The WDNR has indicated that under Wisconsin state law, BK-I is responsible for remediating the site. On May 26, 1995, BK-I proposed site specific clean-up standards ("Clean-up Standards") on the Greenfield Property for the WDNR's approval. To date, the Partnership has not received a response from the WDNR to the proposal. Until the WDNR approves the Clean-up Standards and the costs of the remediation can be assessed, it is extremely difficult for the general partner of BK-I to move forward with the sale of BK-I's remaining 10 properties. Given the amount of time the WDNR is taking to review BK-I's proposal, the general partner of BK-I does not expect that the sale of the properties will be concluded durin g 1995. In accordance with BK-I's partnership agreement, BK-I has set aside $300,000 from net cash flow from operations to fund potential environmental remediation costs in connection with the Greenfield Property. The general partner of BK-I currently anticipates that the cost of the environmental remediation should be recovered from the proceeds to be received from the eventual sale of the Greenfield Property.



                             BK II Properties Inc.
                                 Balance Sheets


                                                 September 30,     December 31,
Assets                                                   1995             1994

Investment in Burger King
  Limited Partnership II                          $    12,872      $    28,304


Liabilities and Stockholder's Deficit

Liabilities:
   Distributions payable                          $    65,325      $    82,576

        Total Liabilities                              65,325           82,576

Stockholder's Deficit:
   Common Stock, $1.00 par value authorized,
   issued and outstanding 1,000 shares                  1,000            1,000
   Additional paid-in capital                         436,796          411,432
   Accumulated deficit                               (490,249)        (466,704)

        Total Stockholder's Deficit                   (52,453)         (54,272)

        Total Liabilities and
        Stockholder's Deficit                     $    12,872      $    28,304



                             BK II Properties Inc.
                 Statement of Changes in Stockholder's Deficit
                  For the nine months ended September 30, 1995


                                                        Additional
                                                Common     Paid-in  Accumulated
                                      Total      Stock     Capital      Deficit

Stockholder's deficit at
 December 31, 1994                  $ (54,272)  $ 1,000  $ 411,432   $ (466,704)
Distributions                         (76,367)        0          0      (76,367)
Capital contribution                   25,364         0     25,364            0
Net income                             52,822         0          0       52,822

Stockholder's deficit at
 September 30, 1995                 $ (52,453)  $ 1,000  $ 436,796   $ (490,249)



                               BK Properties Inc.
                            Statements of Operations

                                           Three months ended  Nine months ended
                                              September 30,       September 30,
Income                                       1995      1994      1995      1994

Equity in earnings of
 Burger King Limited Partnership II      $ 26,869  $ 25,984  $ 78,186  $ 72,621
Income taxes                                9,619     8,894    25,364    23,203

     Net Income                          $ 17,250  $ 17,090  $ 52,822  $ 49,418

Per COP's Unit (3,084 outstanding)       $   4.47  $   4.43  $  13.70  $  12.82



                             BK II Properties Inc.
                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                        1995         1994

Net income                                               $ 52,822     $ 49,418
Adjustments to reconcile net income to net cash
provided by operating activities:
     Equity in earnings of Burger King
      Limited Partnership II                              (78,186)     (72,621)
     Contributions to capital                              25,364       23,203

Net cash provided by operating activities                       0            0

Cash Flows from Financing Activities:

     Distributions from Burger King
      Limited Partnership II                               93,618       85,205
     Cash distributions paid                              (93,618)     (85,205)

Net cash provided by financing activities                       0            0

Net change in cash                                              0            0

Cash at beginning of period                                     0            0

Cash at end of period                                    $      0     $      0



                             BK II Properties Inc.
                       Notes to the Financial Statements

These interim financial statements presented should be read in conjunction with the 1994 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995, the results of operations for the three and nine- month periods ended September 30, 1995 and 1994, cash flows for the nine-month periods ended September 30, 1995 and 1994 and the statement of changes in stockholder's deficit for the nine-month period ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

A. During the second quarter of 1995, Burger King Limited Partnership II sold one property as follows:


                        Date            Adjusted        Net             Gain
                        of              Selling         Book            on
        Store           Sale            Price*          Value           Sale

        Ferguson, MO    6/30/95       $  151,691   $  101,873    $    49,818


        * Purchase price of the property less legal costs related to the sale of the property.


B. An agreement of purchase and sale dated as of October 11, 1995 (the "Purchase Agreement") between Burger King Limited Partnership II ("BK-II") and U.S. Restaurant Properties Operating L.P. ("USRP") was executed for the sale of 28 of BK-II's restaurant properties for $17,025,000. Pursuant to the terms of the Purchase Agreement, BK-II has the option to include an additional restaurant property located in Marietta, Georgia (the "Marietta Property"), increasing the aforementioned sales price for the Partnership's remaining Properties by $200,000. As discussed in more detail below, the Marietta Property is currently under contract for sale to a third-party. The sale of the properties to USRP (the "Proposed Sale") will therefore, in all likelihood, constitute the sale of all of BK-II's remaining properties. The Proposed Sale is subject to the satisfaction of certain conditions, including the right of the limited partners of the BK-II to reject of the Proposed Sale.

Pursuant to Section 8.3 of BK-II's Agreement of Limited Partnership dated as of August 23, 1982, as amended as of October 19, 1982, the limited partners have the right to vote (assuming certain conditions described in the partnership agreement are met) only upon certain matters and limited partners voting a majority in interest may, without the concurrence of BK II Properties Inc., the general partner of BK-II, cause, among other things, the disapproval of any sale of all or substantially all of the assets of BK-II in a single sale. Consequently, the general partner of BK-II intends to mail a proxy to the limited partners of BK-II (the "Proxy") in order to disclose the terms of the Purchase Agreement and to present the limited partners with the opportunity to call a meeting, if they so desire, to consider the disapproval of the Proposed Sale. It is currently anticipated that the Proxy will be mailed to the limited partners of BK-II in the fourth quarter of 1995. If the limited partn ers do not reject the Proposed Sale, the properties are expected to be sold pursuant to the Purchase Agreement in the first quarter of 1996. If the limited partners reject the Proposed Sale, BK-II will continue to operate the properties until an alternative liquidation strategy can be implemented. Until the properties are disposed of, it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of BK-II's partnership agreement.

The Marietta Property was declared economically abandoned by BKC on January 29, 1994. BKC allowed the franchisee to continue operating the Marietta Property while it was marketed for sale. In May 1995, BKC executed a sales agreement with Clucker's Wood Roasted Chicken Inc. ("Clucker's) to purchase the Marietta Property for $445,000. On September 11, 1995, Clucker's indicated that they were unwilling to purchase the Marietta Property and attempted to terminate the sale. BK-II has contested Clucker's right to terminate the sale pursuant to the sales contract. If the sale to Clucker's is not completed, BK-II has the option to include the Marietta Property in the Proposed Sale.



                            BK III Restaurants Inc.
                                 Balance Sheets

                                                September 30,    December 31,
Assets                                                  1995            1994

Investment in Burger King
 Limited Partnership III                          $   (1,118)    $     2,945


Liabilities and Stockholder's Deficit

Liabilities:
     Distributions payable                        $   21,067     $    20,021

        Total Liabilities                             21,067          20,021

Stockholder's Deficit:
     Common Stock, $1.00 par value authorized,
      issued and outstanding 1,000 shares              1,000          1,000
     Additional paid-in capital                      320,146        301,570
     Accumulated deficit                            (343,331)      (319,646)

        Total Stockholder's Deficit                  (22,185)       (17,076)

        Total Liabilities and
         Stockholder's Deficit                    $   (1,118)    $    2,945



                            BK III Restaurants Inc.
                 Statement of Changes in Stockholder's Deficit
                  For the nine months ended September 30, 1995

                                                        Additional
                                                Common     Paid-in  Accumulated
                                    Total        Stock     Capital      Deficit

Stockholder's deficit
 at December 31, 1994           $ (17,076)     $ 1,000   $ 301,570   $ (319,646)
Distributions                     (65,655)           0           0      (65,655)
Capital contribution               18,576            0      18,576            0
Net income                         41,970            0           0       41,970

Stockholder's deficit
 at September 30, 1995          $ (22,185)     $ 1,000   $ 320,146   $ (343,331)



                            BK III Restaurants Inc.
                            Statements of Operations

                                           Three months ended  Nine months ended
                                              September 30,       September 30,
Income                                       1995      1994      1995      1994

Equity in earnings of Burger King
 Limited Partnership III                 $ 21,358  $ 18,973  $ 60,546  $ 56,419
Income taxes                                6,553     5,821    18,576    17,310

        Net Income                       $ 14,805  $ 13,152  $ 41,970  $ 39,109

Per COP's Unit (3,084 outstanding)       $   3.84  $   3.42  $  10.89  $  10.15



                            BK III Restaurants Inc.
                            Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                       1995          1994

Net income                                              $ 41,970      $ 39,109
Adjustments to reconcile net income to net cash
provided by operating activities:
    Equity in earnings of Burger King Limited
     Partnership III                                     (60,546)      (56,419)
    Contributions to capital                              18,576        17,310

Net cash provided by operating activities                      0             0

Cash Flows from Financing Activities:

    Distributions from Burger King Limited
     Partnership III                                      64,609        63,101
    Cash distributions paid                              (64,609)      (63,101)

Net cash provided by financing activities                      0             0

Net change in cash                                             0             0

Cash at beginning of period                                    0             0

Cash at end of period                                   $      0      $      0



                             BK III Restaurants Inc.
                       Notes to the Financial Statements


These interim financial statements presented should be read in conjunction with the 1994 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995, the results of operations for the three and nine- month periods ended September 30, 1995 and 1994, cash flows for the nine-month periods ended September 30, 1995 and 1994 and the statement of changes in stockholder's deficit for the nine-month period ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


                                BK I Realty Inc.
                             BK II Properties Inc.
                            BK III Restaurants Inc.


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

On September 23, 1994, BK-I notified the WDNR that petroleum and chlorinated compounds were discovered at the Greenfield Property. The WDNR has indicated that under Wisconsin state law, BK-I is responsible for remediating the site. On May 26, 1995, BK-I proposed site-specific soil clean-up standards ("Clean-up Standards") on the Greenfield Property for the WDNR's approval. To date, BK-I has not received a response from the WDNR to the proposal. Until the WDNR approves the Clean-up Standards and the costs of the remediation can be assessed, it is extremely difficult to move forward with the sale of BK-I's remaining 10 restaurant Properties. Given the amount of time the WDNR is taking to review BK-I's proposal, GP-I does not expect that the sale of the Properties will be concluded during 1995. In accordance with BK-I's partnership agreement, BK-I has set aside $300,000 from net cash flow from operations to fund potential environmental remediation costs in connection with the Greenfield Property. GP-I currently anticipates that the cost of the environmental remediation should be recovered from the proceeds to be received from the eventual sale of the Greenfield Property. Until all of the Properties are sold, BK-I will continue to operate the Properties, and it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of BK-I's partnership agreement. Upon the sale of all the Properties, net sales proceeds will be distributed to the partners and BK-I will then be dissolved in accordance with the terms of BK-I's partnership agreement.

An agreement of purchase and sale dated as of October 11, 1995 between BK-II and USRP was executed for the sale of 28 of BK-II's Properties for $17,025,000. Pursuant to the terms of the Purchase Agreement, BK-II has the option to include an additional restaurant property located in Marietta, Georgia, increasing the aforementioned sales price for BK-II's remaining Properties by $200,000. As discussed on the following page in more detail, the Marietta Property is currently under contract for sale to a third-party. The sale of the Properties to USRP will therefore, in all likelihood, constitute the sale of all of BK-II's remaining Properties. The Proposed Sale is subject to the satisfaction of certain conditions, including the right of the limited partners of BK-II to reject the Proposed Sale.

Pursuant to Section 8.3 of BK-II's partnership agreement, the limited partners have the right to vote (assuming certain conditions described in BK-II's partnership agreement are met) only upon certain matters and limited partners voting a majority in interest may, without the concurrence of GP-II, cause, among other things, the disapproval of any sale of all or substantially all of the assets of BK-II in a single sale. Consequently, the GP-II intends to mail a Proxy to the limited partners in order to disclose the terms of the Purchase Agreement and to present the limited partners' with the opportunity to call a meeting, if they so desire, to consider the disapproval of the Proposed Sale. It is currently anticipated that the Proxy will be mailed to the limited partners of BK-II in the fourth quarter of 1995. If the limited partners do not reject the Proposed Sale, the Properties are expected to be sold pursuant to the Purchase Agreement in the first quarter of 1996. If the limited partners reject the Proposed Sale, BK-II will continue to operate the Properties until an alternative liquidation strategy can be implemented. Until the Properties are disposed of, it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of BK-II's partnership agreement.

The Marietta Property was declared economically abandoned by BKC on January 29, 1994. BKC allowed the franchisee to continue operating the Marietta Property while it was marketed for sale. In May 1995, BKC executed a sales agreement with Clucker's to purchase the Marietta Property for $445,000. On September 11, 1995, Clucker's indicated that they were unwilling to purchase the Marietta Property and attempted to terminate the sale. BK-II has contested Clucker's right to terminate the sale pursuant to the sales contract. If the sale to Clucker's is not completed, BK-II has the option to include the Marietta Property in the Proposed Sale.

BK-III is currently exploring the feasibility of selling its Properties. Until all of BK-III's Properties are sold, BK-III will continue to operate and intends to make distributions to the partners in accordance with the terms of BK-III's partnership agreement.

At September 30, 1995, GP-I's investment in BK-I was $(69,246) and GP-III's investment in BK-III was $(1,118), reflecting distributions in excess of equity in earnings plus the initial investments. GP-II's investment in BK-II was $12,872 at September 30, 1995, compared to $28,304 at December 31, 1994. The decrease in GP-II's investment in BK-II was a result of cash distributions in excess of the allocation of equity in earnings for the first nine months of 1995.

Results of Operations

The results of operations for the three and nine months ended September 30, 1995 and 1994, are primarily attributable to the General Partners'investments in BK-I, BK-II and BK-III.

For the three and nine months ended September 30, 1995, net income for GP-II and GP-III was largely unchanged compared to the corresponding periods in 1994. For the three and nine months ended September 30, 1995, GP-I generated net income of $5,229 and $28,015, respectively, compared to $16,547 and $40,092 for the corresponding periods in 1994. The decrease in net income is primarily attributable to a decrease in BK-I's rental income as a result of the sale of 10 Properties during the third and fourth quarters of 1994 and three Properties during the first quarter of 1995.



                           PART II OTHER INFORMATION


Items 1-5	Not applicable

Item 6		Exhibits and reports on Form 8-K.

                (a)     Exhibits

                        (27)  a. Financial Data Schedule for BK I Realty Inc.
                        (27)  b. Financial Data Schedule for BK II Properties
                                 Inc.
                        (27)  c. Financial Data Schedule for BK III Restaurants
                                 Inc.

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				CERTIFICATES OF PARTICIPATION
				BK I REALTY INC.
				BK II PROPERTIES INC.
				BK III RESTAURANTS INC.

				BY:	BK I REALTY INC.
					BK II PROPERTIES INC.
					BK III RESTAURANTS INC.
					Registrant



Date:	November 14, 1995	BY:		/s/Rocco F. Andriola
				Name:		Rocco F. Andriola
				Title:		Director, President and
                                                Chief Financial Officer