Form 10-K
period 1995-12-31
BK I REALTY INC; BK II PROPERTIES INC; BK III RESTAURANTS INC
filed 1996-04-01
CIK 783462, 783463, 783464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

	FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995

        or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No fee Required] For the transition period from to


Commission file number:  33-1624

	CERTIFICATES OF PARTICIPATION
	BK I REALTY INC.
	(formerly Shearson\BK Realty, Inc.)
	BK II PROPERTIES INC.
	(formerly Shearson\BK Properties, Inc.)
	BK III RESTAURANTS INC.
	(formerly Shearson\BK Restaurants, Inc.)

	Exact name of registrant as specified in its charter

                                        13-3100473
                                        13-3143115
New York                                13-3178423
State or other jurisdiction
of incorporation                        I.R.S. Employer Identification No.

Attn: Andre Anderson
3 World Financial Center, 29th Floor, New York, NY      10285-2900
Address of principal executive offices                  zip code


Registrant's telephone number, including area code: (212) 526-3237


Securities registered pursuant to Section 12(b) of the Act:  None


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

No market for the limited partnership interests exists and therefore a market value for the interests cannot be determined.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to COP holders for the year ended December 31, 1995 (Portions of parts I, II, III and IV)

PART I

Item 1.	 Business.

(a) General Development of Business
Certificates of Participation ("COPs") represent an assignment from the issuing general partners of some, but not all, of their rights to participate in the profits, losses and gains of, and to receive distributions from Burger King Limited Partnership I, Burger King Limited Partnership II, and Burger King Limited Partnership III. The issuing general partners and their respective partnerships are BK I Realty Inc. (formerly Shearson/BK Realty, Inc.) ("GP-I"), a New York corporation and the general partner of Burger King Limited Partnership I ("BK-I"), a New York limited partnership; BK II Properties Inc. (formerly Shearson/BK Properties, Inc.) ("GP-II"), a New York corporation and the general partner of Burger King Limited Partnership II ("BK-II"), a New York limited partnership; and BK III Restaurants Inc. (formerly Shearson/BK Restaurants, Inc.) ("GP-III"), a New York corporation and general partner of Burger King Limited Partnership III ("BK-III"), a New York limited partnership. (G P-I, GP-II, and GP-III are collectively referred to herein as the "General Partners". BK-I, BK-II, and BK-III are collectively referred to herein as the "Partnerships".) All the General Partners are affiliates of Lehman Brothers Inc. ("Lehman") (formerly Shearson Lehman Brothers, Inc. ("Shearson"), (see
Item 10).

COPs includes an assignment from GP-I of some, but not all, of GP-I's rights to participate in the profits, losses and gains of, and to receive distributions from BK-I (the "BK-I COPs"). More specifically, BK-I COPs represent, in the aggregate, an assignment to the holders of the BK-I COPs ("BK-I COPs Holders") as defined under the terms of the partnership agreement of BK-I (the "BK-I Partnership Agreement"), the rights of GP-I to receive (i) as distributions from BK-I, up to an additional 4% of BK-I net cash flow from operations for each year that the BK-I limited partners have received cash distributions equal to 12 1/2% per annum of their BK-I remaining invested capital, and, after BK-I Payout, as defined in the BK-I Partnership Agreement, (BK-I "Payout"), 8.89% of BK-I net property disposition proceeds; and (ii) as allocations by BK-I, 4% of any excess of net taxable income over BK-I net cash flow from operations; after BK-I Payout, 10.11% of losses; and after BK-I Payout, 10.11% of gain on disposition of BK-I's properties (collectively, the "BK-I Assigned Interest"). The BK-I Assigned Interest has been assigned in equal parts to the BK-I COPs Holders. The unassigned portion of the rights of GP-I to receive distributions and allocations from BK-I represents GP-I's retained interest.

COPs also includes an assignment from GP-II of some, but not all, of GP-II's rights to participate in the profits, losses and gains of, and to receive distributions from BK-II (the "BK-II COPs"). More specifically, BK-II COPs represent, in the aggregate, an assignment to the holders of the BK-II COPs ("BK-II COPs Holders") as defined under the terms of the partnership agreement of BK-II (the "BK-II Partnership Agreement"), the rights of GP-II to receive distributions from, and allocations by, BK-II in amounts identical to those for the BK-I Assigned Interest (collectively, the "BK-II Assigned Interest"). The BK-II Assigned Interest has been assigned in equal parts to the BK-II COPs Holders. The unassigned portion of the rights of GP-II to receive distributions and allocations from BK-II represents GP-II's retained interest.

Finally, COPs includes an assignment from GP-III of some, but not all, of GP-III's rights to participate in the profits, losses and gains of, and to receive distributions from BK-III (the "BK-III COPs"). More specifically, BK-III COPs represent, in the aggregate, an assignment to the holders of the BK-III COPs ("BK-III COPs Holders") as defined under the terms of the partnership agreement of BK-III (the "BK-III Partnership Agreement")(collectively, the BK-I Partnership Agreement, the BK-II Partnership Agreement and the BK-III Partnership Agreement are defined as the "Partnership Agreements"), the rights of GP-III to receive (i) as distributions from BK-III, 4% of BK-III net cash flow from operations for each year and, after BK-III Payout, as defined in the BK-III Partnership Agreement, (BK-III "Payout"), 4.7% of BK-III net property disposition proceeds; and (ii) as allocations by BK-III, 4% of net taxable income; after BK-III Payout, 4.88% of losses; and, after BK-III Payout, 4.88% of gain on disposition of the BK-III's properties (collectively, the "BK-III Assigned Interest"). The BK-III Assigned Interest has been assigned in equal parts to the BK-III COPs Holders. The unassigned portion of the rights of BK-III represents GP-III's retained interest.

BK-I COPs Holders, BK-II COPs Holders and BK-III COPs Holders are collectively referred to as "COPs Holders."

The Partnerships originally acquired or ground leased, the sites for, and constructed, 32, 33, and 27, respectively, free-standing Burger King fast food restaurants (each referred to as the "Property", collectively, the "Properties") which are leased on a long-term net basis to franchisees of Burger King Corporation ("Burger King"). Prior to the Partnerships' acquisition of each Property, Burger King proposed the site for approval by each respective General Partner. The sites are geographically diversified throughout the United States. No further site acquisitions are anticipated. The General Partners do not manage or operate any Property nor do they acquire or finance the acquisition of the equipment necessary to operate the Properties. Reference is made to Item 2 captioned "Properties" for information concerning the Properties.

The Partnerships' principal investment objectives are to:

        (1) provide regular cash distributions, a portion of which will be "tax sheltered"; and

        (2) provide realization of the long-term appreciation in the value of the Properties, consistent in all cases with the preservation of Partners' capital.

Burger King had the option to purchase any or all of the Properties at fair market value, determined by an independent appraisal at any time during the eighth through tenth years following the date of completion of the offering of limited partnership interests in each Partnership. The offering of Interests in BK-I, BK-II and BK-III occurred in 1982, 1983 and 1984, respectively.
Burger King did not exercise its option for any of the Properties and the option has since expired. During late 1991 and early 1992, GP-I performed an analysis of the various options available to BK-I regarding its Properties which included marketing the Properties for sale, the continued ownership of the Properties, or financing the portfolio and distributing the loan proceeds to the partners. After a detailed analysis of each option, GP-I determined that it would be in the best interest of the partners to market BK-I Properties for sale. GP-I began the sale of BK-I's Properties in June 1992. Through December 31, 1995, BK-I had sold 22 of the original 32 properties.

Upon expiration of Burger King's option, GP-II began marketing all of BK-II's remaining Properties for sale. BK-II has agreed to sell 17 of the Properties owned in fee simple and to assign all of its rights in 11 of the Properties subject to ground leases to U.S. Restaurant Properties Operating L.P., a Delaware limited partnership (the "Buyer"), pursuant to an Agreement of Purchase and Sale, dated as of October 11, 1995, as amended as of January 9, 1996 (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for consideration in the amount of $17,025,000 in cash (the "Purchase Price"), subject to adjustments and prorations for base and percentage rents, as well as certain other charges payable in respect of the Properties, and adjustments in respect of certain closing costs. The Purchase Price is also subject to an increase of $200,000 to an aggregate of $17,225,000 if the Partnership elects to include a restaurant located in Marietta, Georgia (the "Marietta Property") in the Proposed Sale. GP-II is pursuing parties that may have an interest in purchasing the Marietta Property for a price in excess of $200,000. If GP-II is unable to locate a potential purchaser at an appropriate price, BK-II would, in all likelihood, include the Marietta Property in the Proposed Sale. (see
Item 7)

GP-III is currently evaluating market conditions to determine when BK-III's remaining 24 Properties should be marketed for sale. Reference is made to Item 2 captioned "Properties" for information concerning Property sales since each Partnership's inception.

There can be no assurance that GP-I, GP-II or GP-III will be successful in completing their respective Partnerships' marketing plans during 1996. As long as Properties remain unsold, the Partnerships will continue to operate the Properties and intend to make distributions to the partners in accordance with the terms of the respective Partnership Agreements. Reference is made to Item 7 captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Message to Investors" of the COPs 1995 Annual Report to COPs Holders, regarding efforts to sell each Partnership's Properties. The COPs 1995 Annual Report to COP Holders is filed as an exhibit under Item 14 and incorporated herein by reference.

Employees
COPs has no employees.

Competition
Percentage rents received by the Partnership from leases with the franchisees at the Properties are based on the food and beverage sales generated by the Properties. Competition in the fast food industry has generally become more intense as the number of chains competing for the consumer's business has increased. For most chains, in 1996, the primary source of revenue growth is projected to be the development of new restaurants or the acquisition of existing restaurants. As a result, intense price competition and aggressive marketing promotions have become essential ingredients in the effort to increase sales from existing restaurants. Other factors which influence sales include, but are not limited to, product quality, customer service, and the diversity of menu offerings.

(b)     Financial Information About Industry Segments
The Partnerships' businesses consist of only one segment, the investment in the Properties. The General Partners do not engage in sales of goods or services.

(c)    Narrative Description of Business

		(1)	See Paragraphs (a) and (b) above.

		(i)	through (xii)- Not Applicable.

		(xi)	through (xii)- Not Applicable.

		(xiii)	See Paragraph (a) above.


Item 2.	Properties.

The following tables set forth the location of sites which the Partnerships have acquired or ground leased as of December 31, 1995. The Partnerships own the completed improvements in fee ownership and either have a fee ownership in the land or a ground leasehold interest in the land as indicated. Also included is the location of sites which the Partnerships have sold as of December 31, 1995, the acquisition date, and the date of sale. Financial information regarding sales includes book value, selling price and gain on the sale.

In the event one of the Properties defaults on its rent obligations, Burger King is required to pay to the respective Partnership the minimum rent due under the Property's lease. If a Property remains in default for 12 months, Burger King can either declare economic abandonment of the Property and supervise its sale to a third party or purchase the Property from the Partnership at a purchase price which is equal to the greater of the fair market value of the Property or the minimum guaranteed price as set forth in the management agreements between Burger King and the Partnerships.

BK-I Properties owned as of December 31, 1995

	Atlanta, Georgia*		Klamath Falls, Oregon*
	Decatur, Alabama		Springdale, Arkansas
        Fairfield, Ohio                 Springfield, Massachusetts*
	Greenfield, Wisconsin		Statesville, North Carolina
        Greenville, South Carolina      Wichita, Kansas

	*	Subject to a ground lease.

BK-I Properties Sold as of December 31, 1995



   Site            Acquisition  Sale     Net         Adjusted      Gain
   Location        Date         Date     Book Value  Selling Price on Sale
1. Altus, Oklahoma 11/10/82     12/30/91 $ 259,954   $ 290,164     $  30,210
2. Grand Island,
   Nebraska        05/07/82     10/01/92   218,064     686,000       467,936
3. Marion,
   Virginia        11/24/82     10/01/92   119,207     229,900       110,693
4. Sunnyvale,
   California      02/03/83     10/01/92   151,063     348,000       196,937
5. Greenbelt,
   Maryland        10/12/82     11/23/92   127,217     478,500       351,283
6. Guilderland,
   New York        05/20/82     12/23/92   440,742     853,000       412,258
7. Atlantic
   Highlands,
   New Jersey      04/08/83     03/04/93   129,381     158,002        28,621
8. Rohnert Park,
   California      10/11/82     03/23/93   111,445     206,500        95,055
9. Dothan,
   Alabama         11/11/82     03/26/93   298,067     725,000       426,933
10.Madison
   Heights,
   Virginia        02/23/83     07/01/94   274,271     369,218        94,947
11.Pearl,
   Mississippi     06/29/82     08/01/94   257,672     427,108        169,436
12.Falmouth,
   Massachusetts   09/24/82     08/01/9    289,187     568,353        279,166
13.Tucson,
   Arizona         10/07/82     08/01/94    74,146     161,163         87,017
14.W. Springfield,
   Massachusetts   10/18/82     08/01/94   104,977     151,391         46,414
15.Jackson,
   Mississippi     02/06/85     08/01/94   332,299     503,149        170,850
16.Kansas City,
   Missouri        01/10/83     12/02/94   290,626     536,691        246,065
17.Salem,
   Massachusetts   09/23/82     12/09/94   335,664     590,264        254,600
18.Pasco,
   Washington      06/01/82     12/15/94   271,444     618,487        347,043
19.West Allis,
   Wisconsin       10/07/82     12/15/94   366,838     711,987        345,149
20.Washington,
   North Carolina  08/20/82     03/08/95   180,837     619,944        439,107
21.Big Spring,
   Texas           07/01/84     03/31/95   130,499     455,898        325,399
22.Carlsbad,
   New Mexico      05/12/84     03/31/95   240,175     728,684        488,509


BK-II Properties owned as of December 31, 1995

	Ceres, California 		Orange, California*
	Columbus, Mississippi 		Pelham, Alabama
	Corpus Christi, Texas 		Phoenix, Arizona
	Erlanger, Kentucky*		Plano, Texas*
        Garland, Texas                  Redlands, California
	Glendale, Arizona*		Riverdale, Georgia
	Greenville, Mississippi		Rocky Mt., North Carolina
        Greenville, North Carolina      South Bend, Indiana
	Hot Springs, Arkansas 		Springfield, Massachusetts*
	Kansas City, Kansas* 		St. Peters, Missouri
	Marietta, Georgia		Statesboro, Georgia*
        Marietta/Johnson, Georgia       Tucson, Arizona*
	Milan, Tennessee		Vernon, Connecticut*
	Mt. Clemens, Michigan* 		Wilmington, North Carolina*
	Nederland, Texas

	*	Subject to a ground lease.


BK-II Properties Sold as of December 31, 1995

   Site            Acquisition  Sale      Net         Adjusted       Gain
   Location        Date         Date      Book Value  Selling Price  on Sale
1. Westminster,
   Colorado        7/06/83      08/21/89  $401,261    $446,034       $ 44,773
2. Mt. Pleasant,
   Wisconsin       3/11/83      10/31/90   293,113     754,394        461,281
3. Downey,
   California      4/15/83      02/25/93    87,952     132,059         44,107
4. Ferguson,
   Missouri        7/02/84      06/30/95   101,873     151,691         49,818


BK-III Properties owned as of December 31, 1995

        Albuquerque, New Mexico*        Gary, Indiana
	Atlanta, Georgia 		Gallatin, Tennessee
        Brooklyn Park, Maryland*        Largo, Florida
	Chattanooga, Tennessee		Memphis, Tennessee
	Cleburne, Texas 		Montgomery, Alabama*
	Columbus, Indiana		Mounds View, Minnesota
	Covina, California		Nashville, Tennessee
	Delhi Township, Ohio*		North Augusta, South Carolina
	Edison, New Jersey		San Bernardino, California*
        Fayetteville, North Carolina*   Shelbyville, Tennessee
        Federal Heights, Colorado*      Sulphur Springs, Texas
	Frankfort, Kentucky		Wilson, North Carolina

	*	Subject to a ground lease.


BK-III Properties Sold as of December 31, 1995

   Site            Acquisition  Sale      Net         Adjusted       Gain
   Location        Date         Date      Book Value  Selling Price  on Sale
1. Woodstock,
   Georgia         7/19/84      4/12/91  $304,047     $380,059       $ 76,012
2. Kansas City,
   Missouri        5/05/86      2/10/93   336,807      398,189         61,382
3. Waterford
   Township,
   Michigan        3/21/86      3/08/93   430,678      531,809        101,131


Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Partnerships' are a party or to which any of their assets are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant's Units and Related Security Holder Matters.

	(a)	Market Information
                No public market for the COPs units (the "Units") presently exists. Each Unit consists of one BK-I COPs, one BK-II COPs and one BK-III COPs.

	(b)	Holders
		The number of COPs Holders as of December 31, 1995 was 608.

	(c)	Distributions
                The following table illustrates the per Unit quarterly cash distributions paid to COPs Holders during the past two years.

        Quarter Declared        1995            1994

        First Quarter           $ 11.70 (1)     $  6.72
        Second Quarter             5.31 (2)        4.83
        Third Quarter              5.46           10.41 (3)
        Fourth Quarter            37.92           51.88 (4)

        Total Cash
        Distributions           $ 60.39         $ 73.84


        (1) Includes a $5.05 distribution of proceeds received from Property sales paid on April 28, 1995.

        (2) Includes a $0.39 distribution of proceeds received from a Property sale paid on August 1, 1995.

        (3) Includes a $5.49 distribution of proceeds received from Property sales paid on October 28, 1994.

        (4) Includes a $5.53 distribution of proceeds received from Property sales paid on January 30, 1995.

                Reference is also made to the "Message to Investors" of COPs 1995 Annual Report to COPs Holders, which is filed as an exhibit under Item 14, for additional information concerning cash distributions paid by the Partnership.

Item 6.  Selected Financial Data.

The information set forth below should be read in conjunction with the Partnership's Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.

	GP-I

                                1995     1994     1993     1992     1991
	Equity in earnings
        of BK-I                 $ 49,322 $ 89,234 $ 78,707 $105,527 $ 98,191
        Net income                34,190   59,579   53,140   68,549   64,601
	Net income attributable
           to COPs Unitholders    27,352   47,663   42,512   54,839   51,681
        Net income per Unit(1)(2)   8.87    15.45    13.78    17.78    16.76
	Total Assets
        at year end              (62,210) (15,052) (11,408)  37,777   38,126


	GP-II

                                1995     1994     1993     1992     1991
	Equity in earnings
        of BK-II                $ 94,130 $ 97,210 $ 94,704 $ 89,576 $ 93,863
        Net income                62,415   64,073   62,724   59,788   62,271
	Net income attributable
           to COPs Unitholders    49,932   51,258   50,179   47,830   49,817
        Net income per Unit(1)(2)  16.19    16.62    16.27    15.51    16.15
	Total Assets
        at year end               23,371   28,304   21,033   25,596   23,507


	GP-III

                                1995     1994     1993     1992     1991
	Equity in earnings
        of BK-III               $ 80,307 $ 84,786 $ 83,386 $ 88,879 $ 91,823
        Net income                54,119   56,858   56,002   59,362   61,163
	Net income attributable
           to COPs Unitholders    43,295   45,486   44,802   47,490   48,930
        Net income per Unit(1)(2)  14.04    14.75    14.53    15.40    15.87
	Total Assets
        at year end               (2,424)   2,945      211   14,915   10,595

        (1) Net income per COPs Unit represents 80% of the net income of GP-I, GP-II and GP-III, respectively, divided by the total number of COPs' units outstanding.

        (2)     3,084 COP Units outstanding.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The General Partners do not engage in the sale of goods or services. Their only assets are the investments in the Partnerships.

The Partnerships' prospectuses specify that Burger King had the option to purchase any or all of the restaurants at fair market value, determined by an independent appraisal, at any time during the eighth through tenth years following the date of completion of the offering of limited partnership interests in each Partnership. The offering of interests in BK-I, BK-II and BK-III occurred in 1982, 1983 and 1984, respectively. As of December 31, 1994, Burger King's options to purchase the Properties had expired.

On September 23, 1994, BK-I notified the Wisconsin Department of Natural Resources (the "WDNR") that petroleum and chlorinated compounds were discovered at its Greenfield, Wisconsin Property (the "Greenfield Property"). The WDNR has indicated that under Wisconsin state law, BK-I is responsible for remediating the site. On May 26, 1995, BK-I proposed site-specific soil clean-up standards ("Clean-up Standards") on the Greenfield Property for the WDNR's approval. To date, BK-I has not received a response from the WDNR to the proposal. Until the WDNR approves the Clean-up Standards and the costs of the remediation can be assessed, it is extremely difficult to move forward with the sale of BK-I's remaining 10 restaurant Properties. In accordance with BK-I's Partnership Agreement, BK-I has set aside $300,000 from net cash flow from operations to fund potential environmental remediation costs in connection with the Greenfield Property. GP-I currently anticipates that the cost of the environmental remediation should be recovered from the proceeds to be received from the eventual sale of the Greenfield Property. Until all of BK-I's Properties are sold, BK-I will continue to operate its Properties, and it is intended that cash flow from operations will be distributed to the partners in accordance with the terms of the BK-I Partnership Agreement.

BK-II has agreed to sell 17 of the Partnership's Properties owned in fee simple and to assign all of its rights in 11 of the Partnership's Properties subject to ground leases to the Buyer, pursuant to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for the Purchase Price, subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Leased Properties and adjustments in respect of certain closing costs. The Purchase Price is also subject to an increase of $200,000 to an aggregate of $17,225,000 if the Partnership elects to include the Marietta Property in the Proposed Sale. GP-II is pursuing parties that may have an interest in purchasing the Marietta Property for a price in excess of $200,000. If GP-II is unable to locate a potential purchaser at an appropriate price, BK-II would, in all likelihood, include the Marietta Property in the Proposed Sale.

Pursuant to the BK-II Partnership Agreement, the unitholders of BK-II ("BK-II Unitholders") have the right to vote (assuming certain conditions described in the BK-II Partnership Agreement are met) only upon certain matters, and BK-II Unitholders voting a majority in interest may, without the concurrence of GP-II, cause, among other things, the disapproval of any sale of all or substantially all of the assets of BK-II in a single sale. The Proposed Sale would constitute a sale of all or substantially all of the BK-II's assets. Accordingly, BK-II Unitholders have the right to disapprove the Proposed Sale.

A proxy statement was mailed to the BK-II Unitholders on March 25, 1996 (the "Proxy") describing the terms of the Proposed Sale and presenting the BK-II Unitholders with the opportunity to call a meeting to consider whether to disapprove of the Proposed Sale. In order to effect a vote to disapprove the Proposed Sale, BK-II Unitholders holding 10% or more in interest of the outstanding limited partnership units of BK-II (the "BK-II Units") must submit written requests for a meeting of BK-II Unitholders pursuant to the BK-II Partnership Agreement. While GP-II may call a meeting of the BK-II Unitholders for any purpose, GP-II believes that the Proposed Sale is in the best interest of the BK-II Unitholders and has, therefore, determined not to call a meeting for the purpose of considering the disapproval of the Proposed Sale. However, if BK-II receives written requests from BK-II Unitholders holding 10% or more in interest of the BK-II Units on or before April 30, 1996, GP-II will be required to call a meeting of the BK-II Unitholders to consider the disapproval of the Proposed Sale. If a meeting of the BK-II Unitholders is called, and the Proposed Sale is disapproved by a majority in interest of the BK-II Unitholders, the Purchase Agreement will be terminated pursuant to its terms, and BK-II will continue to operate the Properties and distribute the cash flow from operations to the partners of BK-II in accordance with the BK-II Partnership Agreement. If, however, a meeting of BK-II Unitholders is called, and BK-II Unitholders holding less than a majority in interest vote to disapprove the Proposed Sale, the Proposed Sale will be consummated pursuant to the terms and subject to the conditions set forth in the Purchase Agreement.

BK-III is currently analyzing market conditions to determine when BK-III's remaining Properties should be marketed for sale. Until BK-III's remaining Properties are sold, BK-III intends to continue operating the Properties and distributing cash flow from operations to the partners of BK-III in accordance with the terms of the BK-III Partnership Agreement.

At December 31, 1995, GP-I's investment in BK-I was $(62,210) and GP-III's investment in BK-III was $(2,424), reflecting distributions in excess of equity in earnings plus the initial investments. GP-II's investment in BK-II was $23,371 at December 31, 1995, compared to $28,304 at December 31, 1994. The decrease in GP-II's investment in BK-II was a result of cash distributions in excess of the allocation of equity in earnings during 1995.

Results of Operations
The results of operations for the 1995, 1994, and 1993 fiscal years are primarily attributable to the investments in BK-I, BK-II and BK-III.

For the years ended December 31, 1995, 1994 and 1993, GP-I's net income was $34,190, $59,579 and $53,140, respectively. For the years ended December 31, 1995, 1994 and 1993, GP-II's net income was $62,415, $64,073 and $62,724, respectively. For the years ended December 31, 1995, 1994 and 1993, GP-III's net income was $54,119, $56,858 and $56,002, respectively. The net income fluctuated each year primarily as a result of the sales of Properties, reduced levels of depreciation expense, reduced rental income as a result of the sale of Properties, and increases and decreases in percentage rents received from the franchisees operating each of the Properties. During 1995, BK-I sold three Properties, realizing a total gain of $1,253,015. During 1995, BK-II sold one Property, realizing a total gain of $49,818. BK-III did not sell any Properties during 1995. During 1994, BK-I sold 10 Properties, realizing a total gain of $2,040,687. BK-II and BK-III did not sell any properties during 19 94. During 1993, BK-I sold three Properties realizing a total gain of $550,609; BK-II sold one Property realizing a total gain of $44,107; and BK-III sold two Properties realizing a total gain of $162,513.


Item 8.  Financial Statements and Supplementary Data.

Incorporated by reference to COPs 1995 Annual Report to COPs Holders, included as an exhibit under Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III


Item 10.  Directors and Executive Officers of the Registrant.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnerships or the General Partners. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective January 24, 1994, Shearson/BK Realty, Inc., Shearson/BK Properties, Inc. and Shearson/BK Restaurants, Inc. changed their names to delete any reference to "Shearson."

COPs has no officers or directors. The General Partners of the Partnerships manage and control the affairs of the Partnerships and have general responsibility and authority in all matters affecting its business. Certain officers and the director of the General Partners are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the market in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

The director and executive officers of the General Partners as of December 31, 1995, are set forth below. There are no family relationships between or among any officer and any other officer or director.

        Name                    Age     Office
        Rocco F. Andriola       37      Director, President and Chief Financial
                                        Officer
        Kenneth Boyle           32      Vice President
	Mark J. Marcucci	33	Vice President
	Timothy E. Needham	27	Vice President

The foregoing director has been elected to serve as director until the next annual meeting of the General Partners.

Rocco F. Andriola is a Senior Vice President of Lehman in its Diversified Asset Group. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Kenneth Boyle is a Vice President of Lehman in its Diversified Asset Group. Mr. Boyle joined Lehman in January 1991. Mr. Boyle is a Certified Public Accountant and was employed by the accounting firm of KPMG Peat Marwick LLP from 1985 to 1990. Mr. Boyle graduated from the State University of New York at Binghamton with a B.S. degree in Accounting.

Mark J. Marcucci is a Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporate lending capacity at Republic National Bank of New York. Mr. Marcucci received a B.B.A. degree in Finance from Hofstra University and a Master of Science in Real Estate degree from New York University. In addition, Mr. Marcucci holds both Series 7 and Series 63 securities licenses.

Timothy E. Needham is an Associate of Lehman Brothers and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman Brothers in September 1995. Prior to joining Lehman Brothers, Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994-1995. Mr. Needham received his M.B.A. from the American Graduate School of International Management in December 1993. Previous to entering graduate school, Mr. Needham worked in Tokyo for approximately one year doing market research for a Japanese firm. In addition, Mr. Needham is a candidate for the designation of Chartered Financial Analyst.


Item 11.  Executive Compensation.

Officers and the director of the General Partners are employees of Lehman Brothers and are not compensated by the Partnerships or the General Partners for services rendered in connection with the Partnerships.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

	(a)	Security ownership of certain beneficial owners
                The Registrant knows of no person who beneficially owns more than 5% of the Units.

	(b)	Security ownership of management
                GP-I, GP-II, and GP-III, under the terms of the Partnership Agreements of BK-I, BK-II and BK-III, respectively, manage the affairs of BK-I, BK-II, and BK-III, respectively. The General Partners retained 20% of their allocations of distribution and disposition proceeds (profit, loss) from BK-I, BK-II, and BK-III. Neither the director nor the officers of the General Partners own any Units.

	(c)	Changes in control
		None.


Item 13.	Certain Relationships and Related Transactions.

	(a)	Transactions with Management and Others
                Reference is made to Note 6 of the Notes to Financial Statements for each General Partner as part of COPs 1995 Annual Report to COPs Holders, filed as an exhibit under Item 14.

	(b)	Certain Business Relationships
                There have been no business transactions between the director and officers of the General Partners and the Partnerships.

	(c)	Indebtedness of Management
                No management person is indebted in any amount to the Partnerships.

	(d)	Transactions with Promoters
                There have been no transactions with promoters.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


	(a)	(1)	 Financial Statements and Supplementary Data:

GP-I:

Independent Auditors' Report
Financial Statements:
Balance Sheets at December 31, 1995 and 1994
Statements of Operations for the years ended December 31, 1995, 1994 and 1993 Statements of Changes in Stockholder's Deficit for the years ended December 31, 1995, 1994 and 1993
Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Notes to Financial Statements

GP-II:

Independent Auditors' Report
Financial Statements:
Balance Sheets at December 31, 1995 and 1994
Statements of Operations for the years ended December 31, 1995, 1994 and 1993 Statements of Changes in Stockholder's Deficit for the years ended December 31, 1995, 1994 and 1993
Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Notes to Financial Statements

GP-III:

Independent Auditors' Report
Financial Statements:
Balance Sheets at December 31, 1995 and 1994
Statements of Operations for the years ended December 31, 1995, 1994 and 1993 Statements of Changes in Stockholder's Deficit for the years ended December 31, 1995, 1994 and 1993
Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Notes to Financial Statements

The financial statements for GP-I, GP-II and GP-III are incorporated by reference to COPs' Annual Report to COPs Holders for the year ended December 31, 1995.

		(2)	  Financial Statement Schedules:

                No other schedules are presented because the information is not applicable or is included in the financial statements or notes thereto.

		(3)	  Exhibits:

3.1       BK-I:

Independent Auditors' Report
Financial Statements:
Balance Sheets at December 31, 1995 and 1994
Statements of Operations for the years ended December 31, 1995, 1994 and 1993 Statements of Partners' Capital (Deficit) for the years ended December 31, 1995, 1994 and 1993
Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Notes to Financial Statements


3.2      BK-II:

Independent Auditors' Report
Financial Statements:
Balance Sheets at December 31, 1995 and 1994
Statements of Operations for the years ended December 31, 1995, 1994 and 1993 Statements of Partners' Capital (Deficit) for the years ended December 31, 1995, 1994 and 1993
Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Notes to Financial Statements


3.3       BK-III:

Independent Auditors' Report
Financial Statements:
Balance Sheets at December 31, 1995 and 1994
Statements of Operations for the years ended December 31, 1995, 1994 and 1993 Statements of Partners' Capital (Deficit) for the years ended December 31, 1995, 1994 and 1993
Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993 Notes to Financial Statements


                13.1 Annual Report to COPs Holders for the year ended December 31, 1995.


		27.1	Financial Data Schedule for BK I Realty Inc.

		27.2	Financial Data Schedule for BK II Properties Inc.

		27.3	Financial Data Schedule for BK III Restaurants Inc.


	(b)	Reports on Form 8-K:

                (1) There have been no reports filed on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: March 29, 1996

CERTIFICATES OF PARTICIPATION
BK I REALTY, INC.
BK II PROPERTIES, INC.
BK III RESTAURANTS, INC.

BY:     BK I Realty, Inc.
        BK II Properties, Inc.
        BK III Restaurants, Inc.
        Registrant



BY:  /s/Rocco F. Andriola
Name:   Rocco F. Andriola
Title:  Director, President and
        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



BK I REALTY, INC.
BK II PROPERTIES, INC.
BK III RESTAURANTS, INC.
Registrant

Date: March 29, 1996

BY:  /s/Rocco F. Andriola
        Rocco F. Andriola
        Director, President and
        Chief Financial Officer

Date: March 29, 1996

BY:  /s/Kenneth Boyle
        Kenneth Boyle
        Vice President

Date: March 29, 1996

BY:  /s/Mark J. Marcucci
        Mark J. Marcucci
        Vice President

Date: March 29, 1996

BY:  /s/Timothy Needham
        Timothy Needham
        Vice President