Form 10-Q
period 1996-03-31
BK I REALTY INC; BK II PROPERTIES INC; BK III RESTAURANTS INC
filed 1996-05-14
CIK 783462, 783463, 783464

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______

                        Commission File Number: 33-1624


                         CERTIFICATES OF PARTICIPATION
                                BK I REALTY INC.
                             BK II PROPERTIES INC.
                            BK III RESTAURANTS INC.

              Exact Name of Registrant as Specified in its Charter


                                                   13-3100473
                                                   13-3143115
        New York                                   13-3178423
State or Other Jurisdiction                      I.R.S. Employer
of Incorporation or Organization                Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson               10285-2900
Address of Principal Executive Offices              Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ____


BK I REALTY INC.
Balance Sheets
                                                At March 31,   At December 31,
                                                       1996              1995
Assets
Investment in Burger King Limited Partnership I   $ (76,005)        $ (62,210)

Liabilities and Stockholders' Deficit
Liabilities:
  Distributions payable                               9,124            22,878
    Total liabilities                                 9,124            22,878

Stockholders' Deficit :
  Common Stock, $1.00 par value authorized,
    issued and outstanding 1,000 shares               1,000             1,000
  Additional paid-in capital                        412,486           409,699
  Accumulated deficit                              (498,615)         (495,787)
Total Stockholders' Deficit                         (85,129)          (85,088)
   Total Liabilities and Stockholders' Deficit    $ (76,005)        $ (62,210)


BK I REALTY INC.
Statement of Changes in Stockholders' Deficit
For the three months ended March 31, 1996
                                                     Additional
                                             Common     Paid-in   Accumulated
                                   Total      Stock     Capital       Deficit
Balance at December 31, 1995   $ (85,088)   $ 1,000   $ 409,699    $ (495,787)
Distributions                     (9,124)       ---         ---        (9,124)
Capital contribution               2,787        ---       2,787           ---
Net income                         6,296        ---         ---         6,296
Balance at March 31, 1996      $ (85,129)   $ 1,000   $ 412,486    $ (498,615)


BK I REALTY INC.
Statements of Operations
For the three months ended March 31,                        1996         1995
Income
Equity in earnings of Burger King Limited Partnership I   $ 9,083    $ 23,118
Income taxes                                               (2,787)     (7,093)
Net income                                                $ 6,296    $ 16,025
Per COPs unit (3,084 outstanding)                           $1.63       $4.16


BK I REALTY INC.
Statements of Cash Flows
For the three months ended March 31,                         1996        1995
Cash Flows From Operating Activities
Net income                                               $  6,296    $ 16,025
Adjustments to reconcile net income to net cash
provided by operating activities:
  Equity in earnings of Burger King Limited Partnership I  (9,083)    (23,118)
  Contributions to capital                                  2,787       7,093
Net cash provided by operating activities                     ---         ---

Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership I       22,878      73,385
Cash distributions paid                                   (22,878)    (73,385)
Net cash provided by financing activities                     ---         ---
Net change in cash                                            ---         ---
Cash, beginning of period                                     ---         ---
Cash, end of period                                      $    ---    $    ---


BK I REALTY INC.
Notes to the Financial Statements

These unaudited interim financial statements should be read in conjunction with Certificates of Participation's ("COPs") annual 1995 audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations, and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in stockholders' deficit for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


BK II PROPERTIES INC.
Balance Sheets
                                                 At March 31,  At December 31,
                                                        1996             1995
Assets
Investment in Burger King Limited Partnership II   $ (35,702)       $  23,371

Liabilities and Stockholders' Deficit
Liabilities:
  Distributions payable                               16,234           84,499
    Total liabilities                                 16,234           84,499

Stockholders' Deficit:
  Common Stock, $1.00 par value authorized,
   issued and outstanding 1,000 shares                 1,000            1,000
  Additional paid-in capital                         450,948          443,147
  Accumulated deficit                               (503,884)        (505,275)
Total Stockholders' Deficit                          (51,936)         (61,128)
  Total Liabilities and Stockholders' deficit      $ (35,702)       $  23,371


BK II PROPERTIES INC.
Statement of Changes in Stockholders' Deficit
For the three months ended March 31, 1996
                                                     Additional
                                             Common     Paid-in   Accumulated
                                    Total     Stock     Capital       Deficit
Balance at December 31, 1995    $ (61,128)  $ 1,000   $ 443,147    $ (505,275)
Distributions                     (16,234)      ---         ---       (16,234)
Capital Contribution                7,801       ---       7,801           ---
Net income                         17,625       ---         ---        17,625
Balance at March 31, 1996       $ (51,936)  $ 1,000   $ 450,948    $ (503,884)


BK II PROPERTIES INC.
Statements of Operations
For the three months ended March 31,                           1996       1995
Income
Equity in earnings of Burger King Limited Partnership II   $ 25,426   $ 23,832
Income taxes                                                 (7,801)    (7,312)
Net income                                                 $ 17,625   $ 16,520
Per COPs unit (3,084 outstanding)                             $4.57      $4.29


BK II PROPERTIES INC.
Statements of Cash Flows
For the three months ended March 31,                           1996       1995
Cash Flows From Operating Activities
Net income                                                 $ 17,625   $ 16,520
Adjustments to reconcile net income to net cash
provided by operating activities:
  Equity in earnings of Burger King Limited Partnership II  (25,426)   (23,832)
  Contributions to capital                                    7,801      7,312
Net cash provided by operating activities                       ---        ---

Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership II        84,499     82,576
Cash distributions paid                                     (84,499)   (82,576)
Net cash provided by financing activities                       ---        ---
Net change in cash                                              ---        ---
Cash, beginning of period                                       ---        ---
Cash, end of period                                        $    ---    $   ---


BK II PROPERTIES INC.
Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with COPs' annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in stockholders' deficit for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

  Burger King Limited Partnership II ("BK-II") agreed, subject to the satisfaction of certain conditions, to sell BK-II's remaining 29 restaurant properties (the "Properties") to U.S. Restaurant Properties Operating L.P., a Delaware limited partnership (the "Buyer"), pursuant to an Agreement of Purchase and Sale, dated as of October 11, 1995, as amended by the First Amendment to Agreement of Purchase and Sale dated as of January 9, 1996 and the Second Amendment to Agreement of Purchase and Sale dated as of May 1, 1996 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for consideration in the amount of $17,325,000 in cash (the "Purchase Price"), subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Properties and adjustments in respect of certain closing costs (the "Proposed Sale").

  In connection with the Proposed Sale and in accordance with the terms of BK-II's partnership agreement, a proxy statement (the "Proxy") was mailed to limited partners of BK-II (the "BK- II Unitholders") on March 25, 1996, describing the terms of the Proposed Sale and presenting the BK-II Unitholders with the opportunity to call a meeting to consider whether to disapprove the Proposed Sale. In order to effect a disapproval of the Proposed Sale, BK-II Unitholders holding 10% or more in interest of BK-II's outstanding limited partnership interests ("BK-II Units") were required to submit written requests by April 30, 1996 to call for a meeting of BK- II Unitholders to consider whether to disapprove the Proposed Sale. BK-II did not receive written requests aggregating an amount equal to or in excess of the required 10% in interest of the outstanding BK-II Units required to call a meeting of the BK-II Unitholders to disapprove the Proposed Sale. As a result, no meeting was convened and BK-II completed the Proposed Sale on May 10, 1996.

  The general partner of BK-II intends to distribute to the BK- II Unitholders the net proceeds from the Proposed Sale as a special distribution, which the general partner of BK-II currently expects to occur during the second quarter of 1996. Additionally, in accordance with the terms of COPs' partnership agreement, a portion of the net proceeds of the Proposed Sale will be used to make a special distribution to the limited partners of COPs ("COPs Holders"). This special distribution, which is projected to be approximately $140 per Unit, is also expected to be paid to COPs Holders during the second quarter of 1996. The general partner of BK-II then intends to liquidate BK-II in 1996 in accordance with the terms of BK-II's partnership agreement.


BK III RESTAURANTS INC.
Balance Sheets
                                                 At March 31,  At December 31,
                                                        1996             1995
Assets
Investment in Burger King Limited Partnership III   $ (2,834)        $ (2,424)

Liabilities and Stockholders' Deficit
Liabilities:
  Distributions payable                               22,262           20,205
    Total liabilities                                 22,262           20,205

Stockholders' Deficit:
  Common Stock, $1.00 par value authorized,
   issued and outstanding 1,000 shares                 1,000            1,000
  Additional paid-in capital                         333,831          327,758
  Accumulated deficit                               (359,927)        (351,387)
Total Stockholders' Deficit                          (25,096)         (22,629)
  Total Liabilities and Stockholders' Deficit       $ (2,834)        $ (2,424)


BK III RESTAURANTS INC.
Statement of Changes in Stockholders' Deficit
For the three months ended March 31, 1996
                                                      Additional
                                             Common      Paid-in  Accumulated
                                   Total      Stock      Capital      Deficit
Balance at December 31, 1995   $ (22,629)   $ 1,000    $ 327,758   $ (351,387)
Distributions                    (22,262)       ---          ---      (22,262)
Capital Contribution               6,073        ---        6,073          ---
Net income                        13,722        ---          ---       13,722
Balance at March 31, 1996      $ (25,096)   $ 1,000    $ 333,831   $ (359,927)


BK III RESTAURANTS INC.
Statements of Operations
For the three months ended March 31,                           1996      1995
Income
Equity in earnings of Burger King Limited Partnership III  $ 19,795  $ 19,109
Income taxes                                                 (6,073)   (5,863)
Net income                                                 $ 13,722  $ 13,246
Per COPs unit (3,084 outstanding)                             $3.56     $3.44


BK III RESTAURANTS INC.
Statements of Cash Flows
For the three months ended March 31,                           1996      1995
Cash Flows From Operating Activities
Net income                                                 $ 13,722  $ 13,246
Adjustments to reconcile net income to net cash
provided by operating activities:
  Equity in earnings of Burger King Limited Partnership III (19,795)  (19,109)
  Contributions to capital                                    6,073     5,863
Net cash provided by operating activities                       ---       ---
Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership III       20,205    20,021
Cash distributions paid                                     (20,205)  (20,021)
Net cash provided by financing activities                       ---       ---
Net change in cash                                              ---       ---
Cash, beginning of period                                       ---       ---
Cash, end of period                                        $    ---  $    ---


BK III RESTAURANTS INC.
Notes to the Financial Statements

These unaudited interim financial statements should be read in conjunction with COPs' annual 1995 audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in stockholders' deficit for the three months ended March 31, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
Certificates of Participation ("COPs") represents an assignment by the issuing general partners of some, but not all, of the profits, losses and gains of and distributions from Burger King Limited Partnership I ("BK-I"), Burger King Limited Partnership II ("BK-II") and Burger King Limited Partnership III ("BK-III") (collectively, the "Partnerships"). Each of the Partnerships is a New York limited partnership. The issuing general partners and their respective Partnerships are BK I Realty Inc. ("GP-I"), which is the general partner of BK-I; BK II Properties Inc. ("GP- II"), which is the general partner of BK-II; and BK III Restaurants Inc. ("GP-III"), which is the general partner of BK- III (collectively, the "General Partners"). Each of the General Partners is a New York corporation. Each COPs unit consists of one BK-I COPs unit, one BK-II COPs unit and one BK-III COPs unit. COPs commenced operations on January 17, 1986 and the COPs units were assigned as of December 1, 1985.

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

GP-I has been pursuing efforts to market BK-I's remaining 10 Properties for sale. While GP-I has had discussions with a number of institutions and other third parties interested in purchasing BK-I's Properties, an environmental issue at one of BK- I's Properties, located in Greenfield, Wisconsin (the "Greenfield Property"), has delayed efforts to effect a sale. BK-I has proposed site-specific clean-up standards to the Wisconsin Department of Natural Resources ("WDNR") and is currently awaiting their response, which is taking longer than originally anticipated. Until the WDNR approves the clean-up standards and the costs of the remediation can be assessed, it is extremely difficult for GP-I to move forward with the sale of BK-I's remaining Properties. Once the remediation issue is resolved, GP- I will attempt to sell BK-I's remaining Properties and intends to distribute the net proceeds from the sale of the Properties to the partners in accordance with the terms of BK-I's partnership agreement.

BK-II agreed, subject to the satisfaction of certain conditions, to sell BK-II's remaining 29 Properties to the Buyer, pursuant to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for a Purchase Price of $17,325,000 in cash, subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Properties and adjustments in respect of certain closing costs.

In connection with the Proposed Sale and in accordance with the terms of BK-II's partnership agreement, the Proxy was mailed to the BK-II Unitholders on March 25, 1996, describing the terms of the Proposed Sale and presenting the BK-II Unitholders with the opportunity to call a meeting to consider whether to disapprove the Proposed Sale. In order to effect a disapproval of the Proposed Sale, BK-II Unitholders holding 10% or more in interest of BK-II Units were required to submit written requests by April 30, 1996 to call for a meeting of BK-II Unitholders to consider whether to disapprove the Proposed Sale. BK-II did not receive written requests aggregating an amount equal to or in excess of the required 10% in interest of the outstanding BK-II Units required to call a meeting of the BK-II Unitholders to disapprove the Proposed Sale. As a result, no meeting was convened and BK- II completed the Proposed Sale on May 10, 1996.

GP-II currently intends to distribute to the BK-II Unitholders the net proceeds from the Proposed Sale as a special distribution, which GP-II currently expects to occur during the second quarter of 1996. Additionally, in accordance with the terms of COPs' partnership agreement, a portion of the net proceeds of the Proposed Sale will be used to make a special distribution to COPs Holders. This special distribution, which is projected to be approximately $140 per Unit, is also expected to be paid to COPs Holders during the second quarter of 1996. GP-II then intends to liquidate BK-II in 1996 in accordance with the terms of BK-II's partnership agreement.

GP-III is currently evaluating market conditions to determine when BK-III's remaining 24 Properties should be marketed for sale. Until all of BK-III's Properties are sold, BK-III intends to continue operating the Properties and distributing cash flow from operations to BK-III's partners in accordance with the terms of BK-III's partnership agreement.

At March 31, 1996, GP-I's investment in BK-I was $(76,005), GP- II's investment in BK-II was $(35,702) and GP-III's investment in BK-III was $(2,834), reflecting distributions in excess of equity in earnings plus the initial investments.

Results of Operations
The results of operations for the three months ended March 31, 1996 are primarily attributable to the General Partners' respective investments in BK-I, BK-II and BK-III.

For the three months ended March 31, 1996, net income for GP-II and GP-III was largely unchanged, compared to the corresponding period in 1995. For the three months ended March 31, 1996, GP-I generated net income of $6,296, compared to $16,025 for the corresponding period in 1995. The decrease in net income is primarily attributable to a decrease in BK-I's rental income as a result of the sale of three of BK-I's Properties during the first quarter of 1995.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-k.

               (a)  Exhibits -

                    (27.1) Financial Data Schedule for BK I Realty Inc.

                    (27.2) Financial Data Schedule for BK II Properties Inc.

                    (27.3) Financial Data Schedule for BK III Restaurants Inc.

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996


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



                         CERTIFICATES OF PARTICIPATION
                         BK I REALTY INC.
                         BK II PROPERTIES INC.
                         BK III RESTAURANTS INC.


                         BY:  BK I REALTY INC.
                              BK II PROPERTIES INC.
                              BK III RESTAURANTS INC.
                              Registrant



Date: May 13, 1996            BY:  /s/ Rocco F. Andriola
                              Name:    Rocco F. Andriola
                              Title:   President, Director and
                                       Chief Financial Officer