Form 10-Q
period 1996-06-30
BK I REALTY INC; BK II PROPERTIES INC; BK III RESTAURANTS INC
filed 1996-08-14
CIK 783462, 783463, 783464

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

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



BK I REALTY INC.
Balance Sheets                                     At June 30, At December 31,
                                                         1996            1995
Assets
Investment in Burger King Limited Partnership I    $  (66,027)     $  (62,210)

Liabilities and Stockholders' Deficit
Liabilities:
  Distributions payable                                16,040          22,878
   Total liabilities                                   16,040          22,878

Stockholders' Deficit :
  Common Stock, $1.00 par value authorized,
  1,000 shares issued and outstanding                   1,000           1,000
  Additional paid-in capital                          411,628         409,699
  Accumulated deficit                                (494,695)       (495,787)
   Total Stockholders' Deficit                        (82,067)        (85,088)
   Total Liabilities and Stockholders' Deficit     $  (66,027)     $  (62,210)


BK I REALTY INC.
Statement of Changes in Stockholders' Deficit
For the six months ended June 30, 1996
                                                    Additional
                                          Common       Paid-in    Accumulated
                                  Total    Stock       Capital        Deficit
Balance at December 31, 1995   $(85,088) $ 1,000      $409,699      $(495,787)
Distributions                   (17,865)     ---           ---        (17,865)
Capital contributions             1,929      ---         1,929            ---
Net income                       18,957      ---           ---         18,957
Balance at June 30, 1996       $(82,067) $ 1,000      $411,628      $(494,695)


BK I REALTY INC.
Statements of Operations
                                            Three months        Six months
                                           ended June 30,      ended June 30,
                                           1996      1995      1996      1995
Income
Equity in earnings of
 Burger King Limited Partnership I      $11,803    $9,753   $20,886   $32,871
Income taxes                                858    (2,992)   (1,929)  (10,085)
Net Income                              $12,661    $6,761   $18,957   $22,786
Per COPs unit (3,084 outstanding)         $3.28     $1.75     $4.92     $5.91


BK I REALTY INC.
Statements of Cash Flows
For the six months ended June 30,                             1996       1995
Cash Flows From Operating Activities
Net income                                                 $18,957    $22,786
Adjustments to reconcile net income to net cash
provided by operating activities:
 Equity in earnings of Burger King Limited Partnership I   (20,886)   (32,871)
 Contributions to capital                                    1,929     10,085
Net cash provided by operating activities                      ---        ---
Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership I        24,703     73,385
Cash distributions paid                                    (24,703)   (73,385)
Net cash provided by financing activities                      ---        ---
Net change in cash                                             ---        ---
Cash, beginning of period                                      ---        ---
Cash, end of period                                        $   ---    $   ---


BK I REALTY INC.
Notes to the Financial Statements

These unaudited financial statements should be read in conjunction with Certificates of Participation's ("COPs") annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three- and six-month periods ended June 30, 1996 and 1995, the statement of changes in stockholders' deficit for the six-month period ended June 30, 1996 and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995. Results of operations for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


BK II PROPERTIES INC.
Balance Sheets                                    At June 30,  At December 31,
                                                        1996             1995
Assets
Investment in Burger King Limited Partnership II   $ 712,876         $ 23,371

Liabilities and Stockholders' Deficit
Liabilities:
 Distributions payable                               685,635           84,499
   Total liabilities                                 685,635           84,499

Stockholders' Deficit:
  Common Stock, $1.00 par value authorized,
  1,000 shares issued and outstanding                  1,000            1,000
  Additional paid-in capital                         514,927          443,147
  Accumulated deficit                               (488,686)        (505,275)
   Total Stockholders' Deficit                        27,241          (61,128)
   Total Liabilities and Stockholders' deficit      $712,876          $23,371


BK II PROPERTIES INC.
Statement of Changes in Stockholders' Deficit
For the six months ended June 30, 1996
                                                   Additional
                                           Common     Paid-in    Accumulated
                                  Total     Stock     Capital        Deficit
Balance at December 31, 1995  $ (61,128)   $1,000    $443,147      $(505,275)
Distributions                  (688,882)      ---         ---       (688,882)
Capital contributions            71,780       ---      71,780            ---
Net income                      705,471       ---         ---        705,471
Balance at June 30, 1996        $27,241    $1,000    $514,927      $(488,686)


BK II PROPERTIES INC.
Statements of Operations
                                              Three months        Six months
                                             ended June 30,     ended June 30,
                                            1996      1995      1996      1995
Income
Equity in earnings of
 Burger King Limited Partnership II     $751,825   $27,485  $777,251   $51,317
Income taxes                             (63,979)   (8,433)  (71,780)  (15,745)
Net Income                              $687,846   $19,052  $705,471   $35,572
Per COPs unit (3,084 outstanding)        $178.43     $4.94   $183.00     $9.23


BK II PROPERTIES INC.
Statements of Cash Flows
For the six months ended June 30,                              1996       1995
Cash Flows From Operating Activities
Net income                                                 $705,471    $35,572
Adjustments to reconcile net income to net cash
provided by operating activities:
 Equity in earnings of Burger King Limited Partnership II  (777,251)   (51,317)
 Contributions to capital                                    71,780     15,745
Net cash provided by operating activities                       ---        ---

Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership II        87,746     82,576
Cash distributions paid                                     (87,746)   (82,576)
Net cash provided by financing activities                       ---        ---
Net change in cash                                              ---        ---
Cash, beginning of period                                       ---        ---
Cash, end of period                                        $    ---    $   ---


BK II PROPERTIES INC.
Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with COPs' annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three- and six-month periods ended June 30, 1996 and 1995, the statement of changes in stockholders' deficit for the six-month period ended June 30, 1996 and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995. Results of operations for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

 Burger King Limited Partnership II ("BK-II") agreed, subject to the satisfaction of certain conditions, to sell BK-II's remaining 29 restaurant properties (the "Properties") to U.S. Restaurant Properties Operating L.P., a Delaware limited partnership (the "Buyer"), pursuant to an Agreement of Purchase and Sale, dated as of October 11, 1995, as amended by the First Amendment to Agreement of Purchase and Sale dated as of January 9, 1996 and the Second Amendment to Agreement of Purchase and Sale dated as of May 1, 1996 (as amended, the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for consideration in the amount of $17,325,000 in cash (the "Purchase Price"), subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Properties and adjustments in respect of certain closing costs (the "Sale").

 In connection with the Sale and in accordance with the terms of BK-II's partnership agreement, a proxy statement (the "Proxy") was mailed to limited partners of BK-II (the "BK-II Unitholders") on March 25, 1996, describing the terms of the Proposed Sale and presenting the BK-II Unitholders with the opportunity to call a meeting to consider whether to disapprove the Sale. In order to effect a disapproval of the Sale, BK-II Unitholders holding 10% or more in interest of BK-II's outstanding limited partnership interests ("BK-II Units") were required to submit written requests by April 30, 1996 to call for a meeting of BK-II Unitholders to consider whether to disapprove the Sale. BK-II did not receive written requests aggregating an amount equal to or in excess of the required 10% in interest of the outstanding BK-II Units required to call a meeting of the BK-II Unitholders to disapprove the Sale. As a result, no meeting was convened and BK II Properties Inc., the general partner of BK-II, completed the Sale on May 10, 1996.

 In accordance with the terms of COPs' partnership agreement, a portion of the net proceeds from the Sale will be used to make a special distribution in the amount of $171.35 per COPs' Unit to the limited partners of COPs ("COPs Holders") in August 1996. As a result of the Sale, BK-II Properties Inc., the general partner of BK-II, is in the process of winding-up the affairs of BK-II, which should be dissolved by the end of 1996.


BK III RESTAURANTS INC.
Balance Sheets                                    At June 30,  At December 31,
                                                        1996             1995
Assets
Investment in Burger King Limited Partnership III  $  (2,244)       $  (2,424)

Liabilities and Stockholders' Deficit
Liabilities:
  Distributions payable                               20,541           20,205
    Total liabilities                                 20,541           20,205

Stockholders' Deficit:
  Common Stock, $1.00 par value authorized,
   1,000 shares issued and outstanding                 1,000            1,000
  Additional paid-in capital                         331,697          327,758
  Accumulated deficit                               (355,482)        (351,387)
Total Stockholders' Deficit                          (22,785)         (22,629)
   Total Liabilities and Stockholders' Deficit     $  (2,244)       $  (2,424)


BK III RESTAURANTS INC.
Statement of Changes in Stockholders' Deficit
For the six months ended June 30, 1996
                                                     Additional
                                           Common       Paid-in   Accumulated
                                 Total      Stock       Capital       Deficit
Balance at December 31, 1995  $(22,629)    $1,000      $327,758     $(351,387)
Distributions                  (42,803)       ---           ---       (42,803)
Capital contributions            3,939        ---         3,939           ---
Net income                      38,708        ---           ---        38,708
Balance at June 30, 1996      $(22,785)    $1,000      $331,697     $(355,482)


BK III RESTAURANTS INC.
Statements of Operations
                                             Three months        Six months
                                            ended June 30,     ended June 30,
                                            1996      1995     1996      1995
Income
Equity in earnings of
 Burger King Limited Partnership III     $22,852   $20,079  $42,647   $39,188
Income taxes                               2,134    (6,160)  (3,939)  (12,023)
Net Income                               $24,986   $13,919  $38,708   $27,165
Per COPs unit (3,084 outstanding)          $6.48     $3.61   $10.04     $7.05



BK III RESTAURANTS INC.
Statements of Cash Flows
For the six months ended June 30,                              1996      1995
Cash Flows From Operating Activities
Net income                                                  $38,708   $27,165
Adjustments to reconcile net income to net cash
provided by operating activities:
  Equity in earnings of Burger King Limited Partnership III (42,647)  (39,188)
  Contributions to capital                                    3,939    12,023
Net cash provided by operating activities                       ---       ---
Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership III       42,467    20,021
Cash distributions paid                                     (42,467)  (20,021)
Net cash provided by financing activities                       ---       ---
Net change in cash                                              ---       ---
Cash, beginning of period                                       ---       ---
Cash, end of period                                         $   ---   $   ---


BK III RESTAURANTS INC.
Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with COPs annual 1995 audited financial statements within Form 10- K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three- and six-month periods ended June 30, 1996 and 1995, the statement of changes in stockholders' deficit for the six-month period ended June 30, 1996 and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995. Results of operations for the three- and six-month periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
Certificates of Participation ("COPs") represents an assignment by the issuing general partners of some, but not all, of the profits, losses, and gains of and distributions from Burger King Limited Partnership I ("BK-I"), Burger King Limited Partnership II ("BK-II") and Burger King Limited Partnership III ("BK-III") (collectively, the "Partnerships"). Each of the Partnerships is a New York limited partnership. The issuing general partners are BK I Realty Inc. ("GP-I"), which is the general partner of BK-I; BK II Properties Inc. ("GP-II"), which is the general partner of BK-II; and BK III Restaurants Inc. ("GP-III"), which is the general partner of BK-III (collectively, the "General Partners"). Each of the General Partners is a New York corporation. Each COPs unit consists of one BK-I COPs unit, one BK-II COPs unit and one BK-III COPs unit. COPs commenced operations on January 17, 1986 and the COPs units were assigned as of December 1, 1985.

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

GP-I has been pursuing efforts to market BK-I's remaining 10 Properties for sale. While GP-I has had discussions with a number of institutions and other third parties interested in purchasing BK-I's Properties, an environmental issue at one of the Properties, located in Greenfield, Wisconsin (the "Greenfield Property"), has delayed efforts to complete a bulk sale of the remaining Properties. In May 1995, BK-I proposed site-specific clean-up standards to the Wisconsin Department of Natural Resources ("WDNR"). The WDNR recently requested additional information which will require BK-I to complete additional modeling in order to substantiate the standards originally proposed by BK-I. In June 1996, BK-I submitted a proposal to the WDNR for the completion of this modeling and is currently awaiting its response. Once the remediation issue is resolved and costs associated with an approved remediation plan have been determined, GP-I will be in a better position to attempt to sell the remaining Properties and distribute the net proceeds from the sale in accordance with the terms of the BK-I's Partnership Agreement.

BK-II agreed, subject to the satisfaction of certain conditions, to sell BK-II's remaining 29 Properties to the Buyer, pursuant to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for $17,325,000 in cash, subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Properties and adjustments in respect of certain closing costs. On May 10, 1996, the sale of BK-II's remaining Properties was completed (the "Sale"). In accordance with the terms of COPs' partnership agreement, a portion of the net proceeds of the Sale will be used to make a special distribution in the amount of $171.35 per COPs' Unit to COPs Holders in August 1996. As a result of the Sale, GP-II is in the process of winding-up the affairs of BK-II, which should be dissolved by the end of 1996.

GP-III continues to evaluate market conditions to determine when BK-III's remaining 24 Properties should be marketed for sale. Until all of the Properties are sold, BK-III intends to continue operating the Properties and distributing cash flow from operations to the partners in accordance with the terms of BK- III's partnership agreement.

At June 30, 1996, GP-I's investment in BK-I was $(66,027) and GP- III's investment in BK-III was $(2,244), reflecting distributions in excess of equity in earnings plus the initial investments. GP- II's investment in BK-II was $712,876 at June 30, 1996, compared to $23,371 at December 31, 1995, reflecting the allocation of the gain and the distribution of the net proceeds from the Sale.

Results of Operations
The results of operations for the three- and six-month periods ended June 30, 1996 are primarily attributable to the General Partners' respective investments in the Partnerships.

For the three- and six-month periods ended June 30, 1996, GP-I generated net income of $12,661 and $18,957, respectively, compared to $6,761 and $22,786 for the corresponding periods in 1995. The increase for the three-month period is primarily attributable to an increase in rental income generated by BK-I's 10 remaining Properties during the 1996 period as a result of an increase in food and beverage sales at the Properties. The decrease in net income for the six-month period is primarily attributable to a decrease in rental income as a result of the sale of three of BK-I's Properties during the first quarter of 1995.

For the three- and six-month periods ended June 30, 1996, GP-II generated net income of $687,846 and $705,471, respectively, compared to $19,052 and $35,572 for the corresponding periods in 1995. The increase for both periods is attributable to the gain resulting from the Sale.

For the three- and six-month periods ended June 30, 1996, GP-III generated net income of $24,986 and $38,708, respectively, compared to $13,919 and $27,165 for the corresponding periods in 1995. The increase for both periods is primarily attributable to an increase in rental income generated by BK-III's Properties during the 1996 periods as a result of an increase in food and beverage sales at the Properties.


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27.1) Financial Data Schedule for BK I Realty Inc.

                    (27.2) Financial Data Schedule for BK II Properties Inc.

                    (27.3) Financial Data Schedule for BK III Restaurants Inc.

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996



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



                         CERTIFICATES OF PARTICIPATION
                         BK I REALTY INC.
                         BK II PROPERTIES INC.
                         BK III RESTAURANTS INC.


                         BY:  BK I REALTY INC.
                              BK II PROPERTIES INC.
                              BK III RESTAURANTS INC.
                              Registrant



Date: August 14, 1996    BY: /s/ Rocco F. Andriola
                         Name:   Rocco F. Andriola
                                 President, Director and
                                 Chief Financial Officer