Form 10-Q
period 1996-09-30
BK I REALTY INC; BK II PROPERTIES INC; BK III RESTAURANTS INC
filed 1996-11-14
CIK 783462, 783463, 783464

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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


BK I REALTY INC.
Balance Sheets                               At September 30,  At December 31,
                                                        1996             1995
Assets
Investment in Burger King Limited Partnership I    $ (58,068)       $ (62,210)

Liabilities and Stockholders' Deficit
Liabilities:
  Distributions payable                               27,187           22,878
   Total Liabilities                                  27,187           22,878

Stockholders' Deficit :
  Common Stock, $1.00 par value authorized,
   issued and outstanding 1,000 shares                 1,000            1,000
  Additional paid-in capital                         412,524          409,699
  Accumulated deficit                               (498,779)        (495,787)
   Total Stockholders' Deficit                       (85,255)         (85,088)
   Total Liabilities and Stockholders' Deficit     $ (58,068)       $ (62,210)


BK I REALTY INC.
Statement of Changes in Stockholders' Deficit
For the nine months ended September 30, 1996
                                                     Additional
                                            Common      Paid-in   Accumulated
                                  Total      Stock      Capital       Deficit
Balance at December 31, 1995   $(85,088)    $1,000     $409,699     $(495,787)
Distributions                   (30,760)       ---          ---       (30,760)
Capital contribution              2,825        ---        2,825           ---
Net income                       27,768        ---          ---        27,768
Balance at September 30, 1996  $(85,255)    $1,000     $412,524     $(498,779)


BK I REALTY INC.
Statements of Operations
                                     Three months ended     Nine months ended
                                        September 30,         September 30,
                                     1996          1995     1996         1995
Equity in earnings of
 Burger King Limited Partnership I $9,707        $7,544  $30,593      $40,415
Income taxes                         (896)       (2,315)  (2,825)     (12,400)
Net Income                         $8,811        $5,229  $27,768      $28,015
Per COP unit
 (3,084 outstanding)                $2.28         $1.36    $7.20        $7.27


BK I REALTY INC.
Statements of Cash Flows
For the nine months ended September 30,                     1996         1995
Cash Flows From Operating Activities
Net income                                              $ 27,768     $ 28,015
Adjustments to reconcile net income to net cash
provided by operating activities:
 Equity in earnings of Burger King Limited Partnership I (30,593)     (40,415)
 Contributions to capital                                  2,825       12,400
Net cash provided by operating activities                    ---          ---
Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership I      26,451       94,609
Cash distributions paid                                  (26,451)     (94,609)
Net cash provided by financing activities                    ---          ---
Net change in cash                                           ---          ---
Cash, beginning of period                                    ---          ---
Cash, end of period                                     $    ---     $    ---


BK I REALTY INC.
Notes to the Financial Statements

These unaudited financial statements should be read in conjunction with Certificates of Participation's ("COPs") annual 1995 audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, the statement of changes in stockholders' deficit for the nine-month period ended September 30, 1996 and the statements of cash flows for the nine- month periods ended September 30, 1996 and 1995. Results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

 On October 1, 1996, Burger King Limited Partnership I completed the sale of a property located in Wichita, Kansas to the franchisee operating such property. In accordance with COPs' Partnership Agreement, BK I Realty Inc. intends to include a portion of the net proceeds from this sale in COPs' 1996 fourth quarter distribution which is anticipated to be paid in the first quarter of 1997.


BK II PROPERTIES INC.
Balance Sheets                               At September 30,  At December 31,
                                                        1996             1995
Assets
Investment in Burger King Limited Partnership II   $  53,472         $ 23,371
Liabilities and Stockholders' Deficit
Liabilities:
  Distributions payable                               53,472           84,499
   Total Liabilities                                  53,472           84,499

Stockholders' Deficit:
  Common Stock, $1.00 par value authorized,
   issued and outstanding 1,000 shares                 1,000            1,000
  Additional paid-in capital                         514,469          443,147
  Accumulated deficit                               (515,469)        (505,275)
   Total Stockholders' Deficit                           ---          (61,128)
   Total Liabilities and Stockholders' Deficit      $ 53,472         $ 23,371


BK II PROPERTIES INC.
Statement of Changes in Stockholders' Deficit
For the nine months ended September 30, 1996
                                                     Additional
                                             Common     Paid-in   Accumulated
                                   Total      Stock     Capital       Deficit
Balance at December 31, 1995   $ (61,128)    $1,000   $443,147      $(505,275)
Distributions                   (711,156)       ---        ---       (711,156)
Capital Contribution              71,322        ---     71,322            ---
Net income                       700,962        ---        ---        700,962
Balance at September 30, 1996  $     ---     $1,000   $514,469      $(515,469)


BK II PROPERTIES INC.
Statements of Operations
                                    Three months ended       Nine months ended
                                       September 30,          September 30,
                                    1996          1995       1996         1995
Equity in earnings of Burger
 King Limited Partnership II     $(4,967)      $26,869   $772,284      $78,186
Income taxes                         458        (9,619)   (71,322)     (25,364)
Net Income (Loss)                $(4,509)      $17,250   $700,962      $52,822
Per COP unit
 (3,084 outstanding)              $(1.17)        $4.47    $181.83       $13.70


BK II PROPERTIES INC.
Statements of Cash Flows
For the nine months ended September 30,                       1996        1995
Cash Flows From Operating Activities
Net income                                               $ 700,962   $  52,822
Adjustments to reconcile net income to net cash
provided by operating activities:
 Equity in earnings of Burger King Limited Partnership II (772,284)    (78,186)
 Contributions to capital                                   71,322      25,364
Net cash provided by operating activities                      ---         ---
Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership II      742,183      93,618
Cash distributions paid                                   (742,183)    (93,618)
Net cash provided by financing activities                      ---         ---
Net change in cash                                             ---         ---
Cash, beginning of period                                      ---         ---
Cash, end of period                                      $     ---   $     ---


BK II PROPERTIES INC.
Notes to the Financial Statements

These unaudited financial statements should be read in conjunction with COPs' annual 1995 audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, the statements of changes in stockholders' deficit for the nine-month period ended September 30, 1996 and the statements of cash flows for the nine- month periods ended September 30, 1996 and 1995. Results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

 In connection with the Sale and in accordance with the terms of BK-II's partnership agreement, a proxy statement (the "Proxy") was mailed to limited partners of BK-II (the "BK-II Unitholders") on March 25, 1996, describing the terms of the Proposed Sale and presenting the BK-II Unitholders with the opportunity to call a meeting to consider whether to disapprove the Sale. In order to effect a disapproval of the Sale, BK-II Unitholders holding 10% or more in interest of BK-II's outstanding limited partnership interests ("BK-II Units") were required to submit written requests by April 30, 1996 to call for a meeting of BK-II Unitholders to consider whether to disapprove the Sale. BK-II did not receive written requests aggregating an amount equal to or in excess of the required 10% in interest of the outstanding BK-II Units required to call a meeting of the BK-II Unitholders to disapprove the Sale. As a result, no meeting was convened, and BK II Properties Inc. ("GP- II"), the general partner of BK-II, completed the Sale on May 10, 1996.

 In accordance with the terms of COPs' partnership agreement, a portion of the net proceeds from the Sale was used to make a special distribution in the amount of $171.35 per COPs' Unit to the limited partners of COPs ("COPs Holders") on August 30, 1996. After establishing sufficient reserves to pay BK-II's remaining general and administrative expenses and other liabilities, GP-II currently anticipates that BK-II should have additional cash available to fund a final liquidating distribution to the partners of BK-II, including the COPs Holders, in the fourth quarter of 1996. GP-II is currently in the process of winding-up the affairs of BK-II which is expected to be dissolved by the end of 1996.


BK III RESTAURANTS INC.
Balance Sheets                                At September 30, At December 31,
                                                         1996            1995
Assets
Investment in Burger King Limited Partnership III   $  (1,414)      $  (2,424)
Liabilities and Stockholders' Deficit
Liabilities:
  Distributions payable                                21,543          20,205
   Total liabilities                                   21,543          20,205

Stockholders' Deficit:
  Common Stock, $1.00 par value authorized,
   issued and outstanding 1,000 shares                  1,000           1,000
  Additional paid-in capital                          333,670         327,758
  Accumulated deficit                                (357,627)       (351,387)
        Total Stockholders' Deficit                   (22,957)        (22,629)
        Total Liabilities and Stockholders' Deficit $  (1,414)     $   (2,424)


BK III RESTAURANTS INC.
Statement of Changes in Stockholders' Deficit
For the nine months ended September 30, 1996
                                                    Additional
                                           Common      Paid-in   Accumulated
                                  Total     Stock      Capital       Deficit
Balance at December 31, 1995  $ (22,629)   $1,000     $327,758     $(351,387)
Distributions                   (64,346)      ---          ---       (64,346)
Capital Contribution              5,912       ---        5,912           ---
Net income                       58,106       ---          ---        58,106
Balance at September 30, 1996  $(22,957)   $1,000     $333,670     $(357,627)


BK III RESTAURANTS INC.
Statements of Operations
                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                   1996          1995      1996         1995
Equity in earnings of Burger
 King Limited Partnership III  $ 21,371      $ 21,358  $ 64,018     $ 60,546
Income taxes                     (1,973)       (6,553)   (5,912)     (18,576)
Net Income                     $ 19,398      $ 14,805  $ 58,106     $ 41,970
Per COP unit
 (3,084 outstanding)              $5.03         $3.84    $15.07       $10.89


BK III RESTAURANTS INC.
Statements of Cash Flows
For the nine months ended September 30,                        1996       1995
Cash Flows From Operating Activities
Net income                                                 $ 58,106   $ 41,970
Adjustments to reconcile net income to net cash
provided by operating activities:
 Equity in earnings of Burger King Limited Partnership III  (64,018)   (60,546)
 Contributions to capital                                     5,912     18,576
Net cash provided by operating activities                       ---        ---

Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership III       64,346     64,609
Cash distributions paid                                     (64,346)   (64,609)
Net cash provided by financing activities                       ---        ---
Net change in cash                                              ---        ---
Cash, beginning of period                                       ---        ---
Cash, end of period                                        $    ---    $   ---


BK III RESTAURANTS INC.
Notes to the Financial Statements

These unaudited financial statements should be read in conjunction with COPs' annual 1995 audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, the statement of changes in stockholders' deficit for the nine-month period ended September 30, 1996 and the statements of cash flows for the nine- month periods ended September 30, 1996 and 1995. Results of operations for the three-month and nine-month periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
Certificates of Participation ("COPs") represents an assignment by the issuing general partners of some, but not all, of the profits, losses, and gains of, and distributions from, Burger King Limited Partnership I ("BK-I"), Burger King Limited Partnership II ("BK-II") and Burger King Limited Partnership III ("BK-III") (collectively, the "Partnerships"). Each of the Partnerships is a New York limited partnership. The issuing general partners are BK I Realty Inc. ("GP-I"), which is the general partner of BK-I; BK II Properties Inc. ("GP-II"), which is the general partner of BK-II; and BK III Restaurants Inc. ("GP-III"), which is the general partner of BK-III (collectively, the "General Partners"). Each of the General Partners is a New York corporation. Each COPs unit consists of one BK-I COPs unit, one BK-II COPs unit and one BK-III COPs unit. COPs commenced operations on January 17, 1986, and the COPs units were assigned as of December 1, 1985.

The Partnerships were formed to acquire and hold Burger King restaurants (the "Properties"), including the restaurant buildings and, in some cases, the underlying land. The Properties are net leased on a long-term basis to franchisees of Burger King Corporation ("BKC").

The General Partners do not engage in the sale of goods or services. The General Partners' only assets are their respective investments in the Partnerships.

On October 1, 1996, BK-I completed a sale of its Property located in Wichita, Kansas to the franchisee operating such Property. In accordance with COPs' Partnership Agreement, GP-I intends to include a portion of the net proceeds from this sale in COPs' 1996 fourth quarter distribution which is anticipated to be paid in the first quarter of 1997. GP-I has had discussions with a number of institutions and other third parties interested in purchasing BK-I's nine remaining Properties. However, an environmental issue at one of the Properties, located in Greenfield, Wisconsin (the "Greenfield Property"), has delayed efforts to complete a bulk sale of the remaining Properties. In May 1995, BK-I proposed site-specific clean-up standards to the Wisconsin Department of Natural Resources ("WDNR"), whose response has taken longer than originally anticipated. BK-I remains in contact with the WDNR in an effort to obtain approval for site-specific clean-up standards in order to establish a remediation plan for the Greenfield Property. Once the remediation issue is resolved and costs associated with an approved remediation plan have been determined, GP-I should be in a better position to attempt to sell the remaining Properties. Upon such sale, GP-I intends to distribute the net sales proceeds in accordance with the terms of BK-I's Partnership Agreement.

BK-II agreed, subject to the satisfaction of certain conditions, to sell BK-II's remaining 29 Properties to the Buyer, pursuant to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Properties for $17,325,000 in cash, subject to adjustments and prorations for base and percentage rents as well as certain other charges payable in respect of the Properties and adjustments in respect of certain closing costs. On May 10, 1996, the sale of BK-II's remaining Properties was completed (the "Sale"). In accordance with the terms of COPs' partnership agreement, a portion of the net proceeds of the Sale was used to make a special distribution in the amount of $171.35 per COPs' Unit to COPs Holders on August 30, 1996. After establishing sufficient reserves to pay BK-II's remaining general and administrative expenses and other liabilities, GP-II currently anticipates that BK-II should have additional cash available to fund a final liquidating distribution to the partners of BK-II, including the COPs Holders, in the fourth quarter of 1996. GP-II is currently in the process of winding-up the affairs of BK-II which is expected to be dissolved by the end of 1996.

After a careful evaluation of existing market conditions, GP-III has decided to market BK-III's remaining 24 Properties for sale. GP-III currently plans to commence its marketing efforts in the fourth quarter of 1996. Until all of the Properties are sold, BK- III intends to continue operating the Properties and distributing cash flow from operations to the partners in accordance with the terms of BK-III's partnership agreement.

At September 30, 1996, GP-I's investment in BK-I was $(58,068) and GP-III's investment in BK-III was $(1,414), reflecting distributions in excess of equity in earnings plus the initial investments. GP-II's investment in BK-II was $53,472 at September 30, 1996, reflecting COPs' share of BK-II's remaining cash.

Results of Operations
The results of operations for the three-month and nine-month periods ended September 30, 1996 are primarily attributable to the General Partners' respective investments in the Partnerships.

For the three-month and nine-month periods ended September 30, 1996, GP-I generated net income of $8,811 and $27,768, respectively, compared to $5,229 and $28,015, respectively, for the corresponding periods in 1995. The increase for the three- month period is primarily attributable to a reduction in general and administrative expenses incurred by BK-I during the 1996 period, which was primarily due to a decrease in environmental consulting costs and other professional fees incurred in connection with the Greenfield Property.

For the three-month and nine-month periods ended September 30, 1996, GP-II generated net income (loss) of $(4,509) and $700,962, respectively, compared to $17,250 and $52,822, respectively, for the corresponding periods in 1995. The decrease for the three- month period is primarily attributable to the Sale, which was completed on May 10, 1996. The increase for the nine-month period is attributable to the gain resulting from the Sale.

For the three-month and nine-month periods ended September 30, 1996, GP-III generated net income of $19,398 and $58,106, respectively, compared to $14,805 and $41,970, respectively, for the corresponding periods in 1995. The increase for both periods is primarily attributable to an increase in rental income generated by BK-III's Properties during the 1996 periods as a result of an increase in food and beverage sales at the Properties.



Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27.1) Financial Data Schedule for BK I Realty Inc.

                    (27.2) Financial Data Schedule for BK II Properties Inc.

                    (27.3) Financial Data Schedule for BK III Restaurants Inc.

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996



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



                              CERTIFICATES OF PARTICIPATION
                              BK I REALTY INC.
                              BK II PROPERTIES INC.
                              BK III RESTAURANTS INC.


                              BY:  BK I REALTY INC.
                                   BK II PROPERTIES INC.
                                   BK III RESTAURANTS INC.
                                   Registrant



Date:  November 13, 1996      BY:  /s/ Rocco F. Andriola
                                       Rocco F. Andriola
                                       President, Director and
                                       Chief Financial Officer