Form 10-K
period 1996-12-31
BK I REALTY INC; BK III RESTAURANTS INC
filed 1997-04-15
CIK 783462, 783464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1996

                                       or

     Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
For the transition period from ___________ to ___________


Commission file number:  33-1624

                         CERTIFICATES OF PARTICIPATION
                                BK I REALTY INC.
                      (formerly Shearson\BK Realty, Inc.)
                            BK III RESTAURANTS INC.
                    (formerly Shearson\BK Restaurants, Inc.)
              Exact name of registrant as specified in its charter

                                                        13-3100473
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


Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No

No market for the limited partnership units exists and therefore a market value for the units cannot be determined.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to COP holders for the year ended December 31, 1996 (Portions of parts I, II, III and IV)


                                     PART I

Item 1. Business.

(a) General Development of Business
Certificates of Participation ("COPs") represent an assignment from the issuing general partners of some, but not all, of their rights to participate in the profits, losses and gains of, and to receive distributions from Burger King Limited Partnership I, Burger King Limited Partnership II, and Burger King Limited Partnership III. On May 10, 1996, Burger King Limited Partnership II ("BK-II") completed the sale of its 29 remaining restaurant properties and was subsequently dissolved in December 1996. Accordingly, COPs' investment in BK-II Properties Inc. ("GP-II"), the general partner of BK-II, was also dissolved in December 1996.

The remaining issuing general partners and their respective partnerships are BK I Realty Inc. (formerly Shearson/BK Realty, Inc.) ("GP-I"), a New York corporation and the general partner of Burger King Limited Partnership I ("BK-I"), a New York limited partnership; and BK III Restaurants Inc. (formerly Shearson/BK Restaurants, Inc.) ("GP-III"), a New York corporation and general partner of Burger King Limited Partnership III ("BK-III"), a New York limited partnership. (GP-I and GP-III are collectively referred to herein as the "General Partners". BK-I and BK-III are collectively referred to herein as the "Partnerships".) Each of the General Partners are affiliates of Lehman Brothers Inc. ("Lehman") (formerly Shearson Lehman Brothers, Inc. ("Shearson"), see Item 10).

COPs includes an assignment from GP-I of some, but not all, of GP- I's rights to participate in the profits, losses and gains of, and to receive distributions from BK-I (the "BK-I COPs"). More specifically, BK-I COPs represent, in the aggregate, an assignment to the holders of the BK-I COPs ("BK-I COPs Holders") as defined under the terms of the partnership agreement of BK-I (the "BK-I Partnership Agreement"), the rights of GP-I to receive (i) as distributions from BK-I, up to an additional 4% of BK-I's net cash flow from operations for each year that the BK-I limited partners have received cash distributions equal to 12 1/2% per annum of their BK-I remaining invested capital, and, after BK-I Payout, as defined in the BK-I Partnership Agreement, (BK-I "Payout"), 8.89% of BK-I's net property disposition proceeds; and (ii) as allocations by BK-I, 4% of any excess of net taxable income over BK-I's net cash flow from operations; after BK-I Payout, 10.11% of losses; and after BK-I Payout, 10.11% of gain on disposition of BK- I's properties (collectively, the "BK-I Assigned Interest"). The BK-I Assigned Interest has been assigned in equal parts to the BK-I COPs Holders. The unassigned portion of the rights of GP-I to receive distributions and allocations from BK-I represents GP-I's retained interest.

COPs also includes an assignment from GP-III of some, but not all, of GP-III's rights to participate in the profits, losses and gains of, and to receive distributions from BK-III (the "BK-III COPs"). More specifically, BK-III COPs represent, in the aggregate, an assignment to the holders of the BK-III COPs ("BK-III COPs Holders") as defined under the terms of the partnership agreement of BK-III (the "BK-III Partnership Agreement")(collectively, the BK- I Partnership Agreement and the BK-III Partnership Agreement are defined as the "Partnership Agreements"), the rights of GP-III to receive (i) as distributions from BK-III, 4% of BK-III's net cash flow from operations for each year and, after BK-III Payout, as defined in the BK-III Partnership Agreement, (BK-III "Payout"), 4.7% of BK-III's net property disposition proceeds; and (ii) as allocations by BK-III, 4% of net taxable income; after BK-III Payout, 4.88% of losses; and, after BK-III Payout, 4.88% of gain on disposition of BK-III's properties (collectively, the "BK-III Assigned Interest"). The BK-III Assigned Interest has been assigned in equal parts to the BK-III COPs Holders. The unassigned portion of the rights of BK-III represents GP-III's retained interest.

BK-I COPs Holders and BK-III COPs Holders are collectively referred to as "COPs Holders".

BK-I and BK-III originally acquired or ground leased, the sites for, and constructed, 32 and 27, respectively, free-standing Burger Kingr fast-food restaurants (each referred to as the "Property", collectively, the "Properties") which are leased on a net basis to franchisees of Burger King Corporation ("BKC"). Prior to the Partnerships' acquisition of each Property, BKC proposed the site for approval by each respective General Partner. The sites are geographically diversified throughout the United States. No further site acquisitions are anticipated. The General Partners do not manage or operate any Property nor do they acquire or finance the acquisition of the equipment necessary to operate the Properties. BK-I currently owns nine Properties and BK-III currently owns 23 Properties. Reference is made to Item 2 captioned "Properties" for information concerning the Properties.

The Partnerships' principal investment objectives are to:

(1) provide regular cash distributions, a portion of which will be "tax sheltered"; and

(2) provide realization of the long-term appreciation in the value of the Properties, consistent in all cases with the preservation of Partners' capital.

BKC had the option to purchase any or all of the Properties at fair market value, determined by an independent appraisal at any time during the eighth through tenth years following the date of completion of the offering of limited partnership units in each Partnership (the "Units"). The offering of the Units in BK-I and BK-III occurred in 1982 and 1984, respectively. BKC did not exercise its option for any of the Properties and the option has since expired. During late 1991 and early 1992, GP-I performed an analysis of the various options available to BK-I regarding its Properties which included marketing the Properties for sale, the continued ownership of the Properties, or financing the portfolio and distributing the loan proceeds to the partners. After a detailed analysis of each option, GP-I determined that it would be in the best interest of the partners to market BK-I Properties for sale. GP-I began the sale of BK-I's Properties in June 1992. Through December 31, 1996, BK-I had sold 23 of the original 32 Properties. GP-I has had discussions with a number of institutions and other third parties interested in purchasing BK-I's nine remaining Properties. However, an environmental issue at one of BK- I's Properties located in Greenfield, Wisconsin (the "Greenfield Property") has delayed BK-I's efforts to complete a sale of the remaining Properties. BK-I had previously proposed site-specific clean-up standards for the Greenfield Property to the Wisconsin Department of Natural Resources ("WDNR"), whose response has taken significantly longer than originally anticipated. In light of the unanticipated lengthy delay, GP-I has decided to move forward with its efforts to market the Properties for sale during 1997.

After a careful evaluation of market conditions, GP-III has decided to commence efforts to market BK-III's remaining 23 Properties during 1997 in a bulk sale transaction. Prior to December 31, 1996, BK-III sold four Properties, one of which was sold in the fourth quarter of 1996. Reference is made to Item 2 captioned "Properties" for information concerning Property sales since each Partnership's inception.

There can be no assurance that GP-I or GP-III will be successful in completing their respective Partnerships' marketing plans during 1997. As long as Properties remain unsold, the Partnerships will continue to operate the Properties and intends to make distributions to the partners in accordance with the terms of the respective Partnership Agreements. Reference is made to Item 7 captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the "Message to Investors" of the 1996 Annual Report to COPs Holders, which is filed as an exhibit under Item 14 and incorporated herein by reference, regarding efforts to sell each Partnership's Properties.

Employees
COPs has no employees.

Competition
Percentage rents received by the Partnership from leases with the franchisees at the Properties are based on the food and beverage sales generated by the Properties. Competition in the fast food industry has generally become more intense as the number of chains competing for the consumer's business has increased. For most chains, in 1997, the primary source of revenue growth will continue to be the development of new restaurants or the acquisition of existing restaurants. As a result, intense price competition and aggressive marketing promotions have become essential ingredients in the effort to increase sales from existing restaurants. Other factors which influence sales include, but are not limited to, product quality, customer service, and the diversity of menu offerings.

(b) Financial Information About Industry Segments
The Partnerships' businesses consist of only one segment, the investment in the Properties. The General Partners do not engage in sales of goods or services.

(c) Narrative Description of Business

    (1) See Paragraphs (a) and (b) above.

    (i) through (xii) - Not Applicable.

    (xi) through (xii) - Not Applicable.

    (xiii) See Paragraph (a) above.

Item 2.     Properties.

The following tables set forth the location of sites which the Partnerships have acquired or ground leased as of December 31, 1996. The Partnerships own the completed improvements in fee ownership and either have a fee ownership in the land or a ground leasehold interest in the land as indicated. Also included is the location of sites which the Partnerships have sold as of December 31, 1996, the acquisition date, and the date of sale. Financial information regarding sales includes book value, selling price and gain on the sale.

In the event one of the Properties defaults on its rent obligations, BKC is required to pay to the respective Partnership the minimum rent due under the Property's lease. If a Property remains in default for 12 months, BKC can either declare economic abandonment of the Property and supervise its sale to a third party or purchase the Property from the Partnership at a purchase price which is equal to the greater of the fair market value of the Property or the minimum guaranteed price as set forth in the management agreements between BKC and the Partnerships.

BK-I Properties owned as of December 31, 1996

  Atlanta, Georgia*                       Klamath Falls, Oregon*
  Decatur, Alabama                        Springdale, Arkansas
  Fairfield, Ohio                         Springfield, Massachusetts*
  Greenfield, Wisconsin                   Statesville, North Carolina
  Greenville, South Carolina

  * Subject to a ground lease.

For the year ended December 31, 1996, the Properties located in Statesville
(NC), Decatur (AL), Springdale (AR), Atlanta (GA) and Klamath Falls (OR) generated 11%, 14%, 10%, 13% and 13%, respectively, of BK-I's total rental revenues. No individual Property represented 10% or more of BK-I's total assets for the year ended December 31, 1996.

BK-I Properties Sold as of December 31, 1996

  Site              Acquisition   Sale        Net        Adjusted       Gain
  Location             Date       Date     Book Value  Selling Price   on Sale
1. Altus, Oklahoma   11/10/82   12/30/91   $ 259,954    $ 290,164     $ 30,210
2. Grand Island,
    Nebraska         05/07/82   10/01/92     218,064      686,000      467,936
3. Marion, Virginia  11/24/82   10/01/92     119,207      229,900      110,693
4. Sunnyvale,
    California       02/03/83   10/01/92     151,063      348,000      196,937
5. Greenbelt,
    Maryland         10/12/82   11/23/92     127,217      478,500      351,283
6. Guilderland,
    New York         05/20/82   12/23/92     440,742      853,000      412,258
7. Atlantic
    Highlands, NJ    04/08/83   03/04/93     129,381      158,002       28,621
8. Rohnert Park,
    California       10/11/82   03/23/93     111,445      206,500       95,055
9. Dothan, Alabama   11/11/82   03/26/93     298,067      725,000      426,933
10. Madison Heights,
     Virginia        02/23/83   07/01/94     274,271      369,218       94,947
11. Pearl,
     Mississippi     06/29/82   08/01/94     257,672      427,108      169,436
12. Falmouth,
     Massachusetts   09/24/82   08/01/94     289,187      568,353      279,166
13. Tucson, Arizona  10/07/82   08/01/94      74,146      161,163       87,017
14. W. Springfield,
     Massachusetts   10/18/82   08/01/94     104,977      151,391       46,414
15. Jackson,
     Mississippi     02/06/85   08/01/94     332,299      503,149      170,850
16. Kansas City,
     Missouri        01/10/83   12/02/94     290,626      536,691      246,065
17. Salem,
     Massachusetts   09/23/82   12/09/94     335,664      590,264      254,600
18. Pasco,
     Washington      06/01/82   12/15/94     271,444      618,487      347,043
19. West Allis,
     Wisconsin       10/07/82   12/15/94     366,838      711,987      345,149
20. Washington,
     North Carolina  08/20/82   03/08/95     180,837      619,944      439,107
21. Big Spring,
     Texas           07/01/84   03/31/95     130,499      455,898      325,399
22. Carlsbad,
     New Mexico      05/12/84   03/31/95     240,175      728,684      488,509
23. Wichita, Kansas  09/08/82   10/01/96     241,905      580,500      338,595


BK-III Properties owned as of December 31, 1996

  Albuquerque, New Mexico*       Gary, Indiana
  Atlanta, Georgia               Gallatin, Tennessee
  Brooklyn Park, Maryland*       Largo, Florida
  Chattanooga, Tennessee         Memphis, Tennessee
  Cleburne, Texas                Montgomery, Alabama*
  Columbus, Indiana              Mounds View, Minnesota
  Covina, California             Nashville, Tennessee
  Edison, New Jersey             North Augusta, South Carolina
  Fayetteville, North Carolina*  San Bernadino, California*
  Federal Heights, Colorado*     Shelbyville, Tennessee
  Frankfort, Kentucky            Sulphur Springs, Texas
                                 Wilson, North Carolina

  * Subject to a ground lease.

For the year ended December 31, 1996, no individual Property generated rental revenues of 10% or more of BK-III's total rental revenues. Additionally, no individual Property represented 10% or more of BK-III's total assets for the year ended December 31, 1996.


BK-III Properties Sold as of December 31, 1996

   Site             Acquisition   Sale       Net         Adjusted       Gain
   Location            Date       Date    Book Value   Selling Price   on Sale
1. Woodstock,
    Georgia          07/19/84   04/12/91   $304,047      $380,059     $ 76,012
2. Kansas City,
    Missouri         05/05/86   02/10/93    336,807       398,189       61,382
3. Waterford
    Township, MI     03/21/86   03/08/93    430,678       531,809      101,131
4. Delhi Township,
    Ohio             06/16/86   11/15/96    123,807       507,000      383,193


Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Partnerships' are a party or to which any of their assets are subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                    PART II


Item 5.  Market for the Registrant's Units and Related Security Holder Matters.

(a)  Market Information
     No public market for the COPs units (the "Units") presently exists. Each Unit currently consists of one BK-I COPs and one BK-III COPs.

(b)  Holders
     The number of COPs Holders as of December 31, 1996 was 608.

(c)  Distributions
     The following table illustrates the per Unit quarterly cash distributions paid to COPs Holders during the past two years:

           Quarter Declared                1996           1995
           First Quarter                $  5.77        $ 11.70 (3)
           Second Quarter                  5.33           5.31 (4)
           Third Quarter                   5.59           5.46
           Fourth Quarter                 18.83 (1)      37.92
           Special Distributions         184.47 (2)         --
           Total Cash Distributions     $219.99        $ 60.39

 (1) Includes a $2.83 per Unit distribution of net proceeds received from Property sales paid on January 30, 1997.

 (2) This amount includes (i) a $171.35 per Unit distribution of net proceeds received from the sale of BK-II's remaining Properties paid on August 30, 1996, and (ii) a liquidating distribution of $13.12 per Unit paid on December 30, 1996 representing COPs' share of BK-II's cash flow from operations for the first and second quarters of 1996 after the payment of BK-II's final expenses and liabilities.

 (3) Includes a $5.05 per Unit distribution of net proceeds received from Property sales paid on April 28, 1995.

 (4) Includes a $0.39 per Unit distribution of net proceeds received from a Property sale paid on August 1, 1995.

   Reference is also made to the "Message to Investors" of the 1996 Annual Report to COPs Holders, which is filed as an exhibit under Item 14, for additional information concerning distributions paid by the Partnership.

Item 6.  Selected Financial Data.

The information set forth below should be read in conjunction with the Partnership's Financial Statements and notes thereto and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, also included elsewhere herein.

GP-I
                                1996      1995      1994      1993       1992
Equity in earnings of BK-I  $ 43,180  $ 49,322  $ 89,234  $ 78,707  $ 105,527
BK-I's net income             23,000    34,190    59,579    53,140     68,549
Earnings per COPs' Unit(1)      8.61     12.79     23.15     20.42      27.37
Total Assets at year-end     (48,060)  (62,210)  (15,052)  (11,408)    37,777

GP-III
                                  1996      1995      1994      1993      1992
Equity in earnings of BK-III  $ 87,852  $ 80,307  $ 84,786  $ 83,386  $ 88,879
BK-III's net income             52,617    54,119    56,858    56,002    59,362
Earnings per Cops' Unit(1)       20.20     20.83     21.99     21.63     23.06
Total Assets at year end           878    (2,424)    2,945       211    14,915

(1) Earnings per COPs Unit represents 80% of GP-I's and GP-III's earnings in BK-I and BK-III, respectively, less general and administrative expenses, divided by 3,084 COPs' Units outstanding.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
The General Partners do not engage in the sale of goods or services. Their only assets are the investments in the Partnerships.

The prospectuses of BK-I and BK-III specify that BKC had the option to purchase any or all of the Properties at fair market value, determined by an independent appraisal, at any time during the eighth through tenth years following the date of completion of the offering of the Units in each Partnership. The offering of the Units in BK-I and BK-III occurred in 1982 and 1984, respectively, and, therefore, BKC's options to purchase the Properties has expired.

GP-I has had discussions with a number of institutions and other third parties interested in purchasing BK-I's nine remaining Properties. However, an environmental issue at the Greenfield Property has delayed BK-I's efforts to complete a sale of the remaining Properties. BK-I had previously proposed site-specific clean-up standards for the Greenfield Property to the WDNR, whose response has taken significantly longer than originally anticipated. In light of the unanticipated lengthy delay, GP-I has decided to move forward with its efforts to market the Properties for sale during 1997. Upon the sale of the Properties, GP-I intends to distribute the net sales proceeds in accordance with the terms of BK-I's Partnership Agreement. While GP-I is hopeful that a sale of the Properties can be completed during 1997, there can be no assurance that such efforts will be successful.

GP-I believes that the potential environmental remediation costs associated with the Greenfield Property should not exceed approximately $300,000 and, therefore, in accordance with BK-I's Partnership Agreement, such amount has been set aside from BK-I's net cash flow from operations to fund these costs. If the proposed site-specific standards are approved by the WDNR prior to any sale of the Properties, it is expected that any of such reserves spent on the environmental remediation should be recovered from the proceeds of the eventual sale of the Greenfield Property. Therefore, any remediation costs incurred prior to a sale of the Greenfield Property will be capitalized and included in the carrying value of BK-I's Properties. Alternatively, if the sale occurs prior to the receipt of such approval, it is likely that any buyer will attribute a discount to the value of the Greenfield Property in determining an acceptable purchase price.

GP-I believes that BK-I should have sufficient assets with which to pay any potential remediation costs on the Greenfield Property. In the unlikely event that BK-I does not have sufficient assets with which to pay such costs, GP-I is unaware of any Federal or State of Wisconsin environmental law potentially imposing any personal liability on the unitholders of BK-I for their pro-rata share of BK- I's remediation costs. Therefore, except as otherwise provided for in BK-I's Partnership Agreement, unitholders of BK-I may be liable for BK-I's obligations only to the extent of their respective capital contributions.

After a careful evaluation of market conditions, GP-III has decided to commence efforts to market BK-III's remaining 23 Properties during 1997 in a bulk sale transaction. While GP-III is hopeful that a sale of the Properties can be completed during 1997, there can be no assurance that such efforts will be successful. Until all of BK-III's remaining Properties are sold, BK-III intends to continue operating the Properties and will distribute cash flow from operations to the partners in accordance with the terms of the BK-III's Partnership Agreement.

As a result of BK-I's and BK-III's intention to pursue a sale of their respective Properties, the Properties have been reclassified on the Partnership's respective balance sheets as real estate held for sale and are carried at the lower of cost or fair value less any estimated costs to sell the Properties, including any estimated environmental remediation costs.

At December 31, 1996, GP-I's investment in BK-I was $(48,060), reflecting distributions in excess of equity in earnings plus the initial investments. GP-III's investment in BK-III was $878 at December 31, 1996, compared to $(2,424) at December 31, 1995.

COPs Holders receive their pro rata share of the cash distributions assigned by GP-III on a quarterly basis and their pro rata share of the cash distributions assigned by GP-I on an annual basis in accordance with the respective Partnership Agreements.

For 1996, COPs Holders received total distributions of $219.99 per Unit. This included: (i) a cash distribution made as a result of the sale of BK-II's remaining Properties in the amounts of $171.35 per Unit, (ii) the related liquidating distribution in the amount of $13.12 per Unit, (iii) a distribution of BK-I's annual cash flow from operations of $10.66 per Unit, (iv) quarterly distributions of BK-III's cash flow from operations during 1996 totalling $22.03 per Unit, (v) a distribution of net proceeds from the sale of one of BK-I's Properties in the fourth quarter of 1996 in the amount of $1.51 per Unit, and (vi) a distribution of net proceeds from the sale of one of BK-III's Properties in the last quarter of 1996 in the amount of $1.32 per Unit.

Since the inception of COPs, cumulative cash distributions have totaled $972.19 per original $1,000 Unit, including distributions of cash flow from operations in the amount of $764.11 per Unit and distributions of net proceeds from the sales of Properties in the amount of $208.08 per Unit. Distributions of net sales proceeds represent returns of capital which have reduced COPs' Unit size from $1,000 to $791.92.

Results of Operations
The results of operations for the 1996, 1995, and 1994 fiscal years are primarily attributable to the investments in BK-I and BK-III.

For the years ended December 31, 1996, 1995 and 1994, GP-I's net income was $23,000, $34,190 and $59,579, respectively. For the years ended December 31, 1996, 1995 and 1994, GP-III's net income was $52,617, $54,119 and $56,858, respectively. The net income fluctuated each year primarily as a result of gains from the sales of Properties, reduced levels of depreciation expense, reduced rental income as a result of the sale of Properties, and increases and decreases in percentage rents received from the franchisees operating each of the Properties. During 1996, BK-I sold a Property, realizing a total gain of $338,595. BK-III also sold a Property during 1996, realizing a gain on the sale of $383,193. During 1995, BK-I sold three Properties, realizing a total gain of $1,253,015. BK-III did not sell any Properties during 1995. During 1994, BK-I sold 10 Properties, realizing a total gain of $2,040,687. BK-III did not sell any Properties during 1994.

Same-store sales for BK-I's remaining Properties during 1996 were $11,654,459 compared to $11,138,721 for 1995, representing an increase of approximately 4.5%. Same-store sales at BK-III's Properties during 1996 were $24,212,417 compared to $23,384,120 for 1995, representing an increase of approximately 3.5%. The increase in same-store sales for both Partnerships' Properties is primarily attributable to BKC's aggressive marketing efforts. Rental income received by the Partnerships from the franchisees at the Properties is equal to the greater of a minimum annual base rent or 8.5% of the Properties' annual food and beverage sales. Therefore, increases in sales at the Properties will often result in an increase in the Partnerships' rental income.

Item 8.  Financial Statements and Supplementary Data.

Incorporated by reference to the 1996 Annual Report to COPs Holders, included as an exhibit under Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

On July 31, 1993, Shearson sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnerships or the General Partners. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective January 24, 1994, Shearson/BK Realty, Inc. and Shearson/BK Restaurants, Inc. changed their names to delete any reference to "Shearson."

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

The director and executive officers of the General Partners as of December 31, 1996, are set forth below. There are no family relationships between or among any officer and any other officer or director.

  Name                Age     Office
  Rocco F. Andriola   38      Director, President and Chief Financial Officer
  Kenneth F. Boyle    33      Vice President
  Timothy E. Needham  28      Vice President

The foregoing director has been elected to serve as director until the next annual meeting of the General Partners.

Rocco F. Andriola is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Kenneth F. Boyle is a Vice President of Lehman Brothers in its Diversified Asset Group. Mr. Boyle joined Lehman in January 1991. Mr. Boyle is a Certified Public Accountant and was employed by the accounting firm of KPMG Peat Marwick LLP from 1985 to 1990. Mr. Boyle graduated from the State University of New York at Binghamton with a B.S. degree in Accounting.

Timothy E. Needham is an Associate of Lehman Brothers and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman in September 1995. Prior to joining Lehman, Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994- 1995. Mr. Needham received his master's degree in international management from the American Graduate School of International Management in December 1993. Previous to entering graduate school, Mr. Needham worked in Tokyo during 1991, for approximately one year, doing market research for a Japanese firm. In addition, Mr. Needham is currently a candidate for the designation of Chartered Financial Analyst, Level III.


Item 11.  Executive Compensation.

Officers and the director of the General Partners are employees of Lehman and are not compensated by the Partnerships or the General Partners for services rendered in connection with the Partnerships.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a)  Security ownership of certain beneficial owners
     The Registrant knows of no person who beneficially owns more than 5% of the Units.

(b)  Security ownership of management
     GP-I and GP-III, under the terms of the Partnership Agreements of BK-I and BK-III, respectively, manage the affairs of BK-I and BK-III, respectively. GP-I and GP-III retained a share of the cash distribution and the allocable profit or loss of BK-I and BK-III in accordance with COPs' prospectus. Neither the director nor the officers of the General Partners own any Units.

(c)  Changes in control
     None.


Item 13.  Certain Relationships and Related Transactions.

(a)  Transactions with Management and Others
     There have been no material transactions since the beginning of the registrants' last fiscal year between the Partnerships, their management and others, as defined in Regulation S-K 229.404.

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


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements and Supplementary Data:

 GP-I:

 Independent Auditors' Report
 Financial Statements:
  Balance Sheets at December 31, 1996 and 1995
  Statements of Operations for the years ended December 31, 1996, 1995 and 1994 Statements of Changes in Stockholder's Deficit for the years ended
   December 31, 1996, 1995 and 1994
  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Notes to the Financial Statements

 GP-III:

 Independent Auditors' Report
 Financial Statements:
  Balance Sheets at December 31, 1996 and 1995
  Statements of Operations for the years ended December 31, 1996, 1995 and 1994 Statements of Changes in Stockholder's Deficit for the years ended
   December 31, 1996, 1995 and 1994
  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994 Notes to the Financial Statements

 The financial statements for GP-I and GP-III are incorporated by reference to COPs' Annual Report to COPs Holders for the year ended December 31, 1996.

   (2) Financial Statement Schedules:

       No other schedules are presented because the information is not applicable or is included in the financial statements or notes thereto.

   (3) Exhibits:

       99.1  BK-I:

             Independent Auditors' Report
             Financial Statements:
              Balance Sheets at December 31, 1996 and 1995
              Statements of Operations for the years ended December 31, 1996,
               1995 and 1994
              Statements of Partners' Capital (Deficit) for the years ended
               December 31, 1996, 1995 and 1994
              Statements of Cash Flows for the years ended December 31,
               1996, 1995 and 1994
              Notes to the Financial Statements

       99.2  BK-III:

             Independent Auditors' Report
             Financial Statements:
              Balance Sheets at December 31, 1996 and 1995
             Statements of Operations for the years ended December 31,
              1996, 1995 and 1994
             Statements of Partners' Capital (Deficit) for the years ended
              December 31, 1996, 1995 and 1994
             Statements of Cash Flows for the years ended December 31,
              1996, 1995 and 1994
             Notes to the Financial Statements

       13.1  Annual Report to COPs Holders for the year ended
             December 31, 1996.

       13.2 Annual Report to COPs Holders for the years ended December 31, 1995, 1994 and 1993, incorporated by reference to exhibit 13 to COPs' Form 10-K for those respective years.

       27.1  Financial Data Schedule for BK I Realty Inc.

       27.2  Financial Data Schedule for BK III Restaurants Inc.

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

Dated: April 15, 1997

                          CERTIFICATES OF PARTICIPATION
                          BK I REALTY INC.
                          BK III RESTAURANTS INC.

                          BY:  BK I Realty Inc.
                               BK III Restaurants Inc.
                               Registrant


                          BY:    /s/ Rocco F. Andriola
                          Name:      Rocco F. Andriola
                          Title:     Director, President and
                                     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                          BK I REALTY INC.
                          BK III RESTAURANTS INC.
                          Registrant


Date: April 15, 1997
                          BY:    /s/ Rocco F. Andriola
                                     Rocco F. Andriola
                                     Director, President and
                                     Chief Financial Officer

Date: April 15, 1997
                          BY:    /s/ Kenneth F. Boyle
                                     Kenneth F. Boyle
                                     Vice President

Date: April 15, 1997
                          BY:    /s/ Timothy E. Needham
                                     Timothy E. Needham
                                     Vice President