Form 10-Q
period 1997-03-31
BK I REALTY INC; BK III RESTAURANTS INC
filed 1997-05-15
CIK 783462, 783464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1997

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


BK I REALTY INC.
BALANCE SHEETS                                  At March 31,   At December 31,
                                                       1997              1996
Assets
Investment in Burger King Limited Partnership I   $ (81,673)        $ (48,060)
Liabilities and Stockholder's Deficit
Liabilities:
 Distributions payable                                  ---            40,763
 Accrued expenses                                    18,375            10,000
  Total Liabilities                                  18,375            50,763
Stockholder's Deficit:
  Common Stock, $1.00 par value authorized,
  issued and outstanding 1,000 shares                 1,000             1,000
  Additional paid-in capital                        419,879           419,879
  Accumulated deficit                              (520,927)         (519,702)
Total Stockholder's Deficit                        (100,048)          (98,823)
   Total Liabilities and Stockholder's Deficit    $ (81,673)        $ (48,060)


BK I REALTY INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
For the three months ended March 31, 1997
                                                    Additional
                                            Common     Paid-in   Accumulated
                                  Total      Stock     Capital       Deficit
Balance at December 31, 1996  $ (98,823)    $1,000   $ 419,879   $ (519,702)
Net loss                         (1,225)       ---         ---       (1,225)
Balance at March 31, 1997     $(100,048)    $1,000   $ 419,879   $ (520,927)


BK I REALTY INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31,                           1997      1996
Income (Loss)
Equity in earnings of Burger King Limited Partnership I     $ 7,150   $ 9,083
General and administrative expenses                          (8,375)      ---
Income taxes                                                    ---    (2,787)
Net income (loss)                                           $(1,225)  $ 6,296
Earnings per COPs unit (3,084 outstanding)                    $(.32)    $2.36


BK I REALTY INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31,                          1997        1996
Cash Flows From Operating Activities
Net income (loss)                                         $ (1,225)   $  6,296
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
 Equity in earnings of Burger King Limited Partnership I    (7,150)     (9,083)
 Accrued expenses                                            8,375         ---
 Contributions to capital                                      ---       2,787
Net cash provided by operating activities                      ---         ---

Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership I        40,763      22,878
Cash distributions paid                                    (40,763)    (22,878)
Net cash provided by financing activities                      ---         ---
Net change in cash                                             ---         ---
Cash, beginning of period                                      ---         ---
Cash, end of period                                       $    ---     $   ---


BK I REALTY INC.
NOTES TO THE FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with Certificates of Participation's ("COPs") annual 1996 audited financial statements within Form 10-K.

These unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations for the three-month periods ended March 31, 1997 and 1996, the statement of changes in stockholders' deficit for the three-month period ended March 31, 1997 and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996. Results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



BK III RESTAURANTS INC.
BALANCE SHEETS                                    At March 31, At December 31,
                                                         1997            1996
Assets
Investment in Burger King Limited Partnership III    $ (6,178)       $    878
Liabilities and Stockholder's Deficit
Liabilities:
 Distributions payable                                 12,110          25,648
 Accrued expenses                                      18,375          10,000
  Total Liabilities                                    30,485          35,648

Stockholder's Deficit:
 Common Stock, $1.00 par value authorized,
  issued and outstanding 1,000 shares                   1,000           1,000
 Additional paid-in capital                           356,128         352,993
 Accumulated deficit                                 (393,791)       (388,763)
Total Stockholder's Deficit                           (36,663)        (34,770)
  Total Liabilities and Stockholder's Deficit        $ (6,178)       $    878



BK III RESTAURANTS INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
For the three months ended March 31, 1997
                                                     Additional
                                            Common     Paid-in   Accumulated
                                   Total     Stock     Capital       Deficit
Balance at December 31, 1996    $(34,770)   $1,000    $352,993     $(388,763)
Distributions                    (12,110)      ---         ---       (12,110)
Capital contribution               3,135       ---       3,135           ---
Net income                         7,082       ---         ---         7,082
Balance at March 31, 1997       $(36,663)   $1,000    $356,128     $(393,791)



BK III RESTAURANTS INC.
STATEMENTS OF OPERATIONS
For the three months ended March 31,                           1997       1996
Income
Equity in earnings of Burger King Limited Partnership III  $ 18,592   $ 19,795
General and administrative expenses                          (8,375)       ---
Income taxes                                                 (3,135)    (6,073)
Net income                                                 $  7,082   $ 13,722
Earnings per COPs unit (3,084 outstanding)                    $2.65      $5.13



BK III RESTAURANTS INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31,                          1997        1996
Cash Flows From Operating Activities
Net income                                                $  7,082    $ 13,722
Adjustments to reconcile net income to net cash
provided by operating activities:
 Equity in earnings of Burger King Limited Partnership III (18,592)    (19,795)
 Accrued expenses                                            8,375         ---
 Contributions to capital                                    3,135       6,073
Net cash provided by operating activities                      ---         ---

Cash Flows From Financing Activities
Distributions from Burger King Limited Partnership III      25,648      20,205
Cash distributions paid                                    (25,648)    (20,205)
Net cash provided by financing activities                      ---         ---
Net change in cash                                             ---         ---
Cash, beginning of period                                      ---         ---
Cash, end of period                                        $   ---     $   ---


BK III RESTAURANTS INC.
NOTES TO THE FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with COPs' annual 1996 audited financial statements within Form 10-K.

These unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations for the three-month periods ended March 31, 1997 and 1996, the statement of changes in stockholders' deficit for the three-month period ended March 31, 1997 and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996. Results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).




Part I, Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations

COPs represents an assignment by the issuing general partners of some, but not all, of their rights to participate in the profits, losses, and gains of, and to receive distributions from, Burger King Limited Partnership I ("BK-I") and Burger King Limited Partnership III ("BK-III") (BK-I and BK-III are collectively referred to herein as the "Partnerships"). Each of the Partnerships is a New York limited partnership. The issuing general partners are BK I Realty Inc. ("GP-I"), which is the general partner of BK-I; and BK III Restaurants Inc. ("GP-III"), which is the general partner of BK-III (collectively, the "General Partners"). Each of the General Partners is a New York corporation. Each COPs unit consists of one BK-I COPs unit and one BK-III COPs unit. COPs commenced operations on January 17, 1986, and the COPs units were assigned as of December 1, 1985.

The Partnerships were formed to acquire and hold Burger Kingr restaurants (the "Properties"), including the buildings and, in some cases, the underlying land. The Properties are net leased to franchisees of Burger King Corporation ("BKC").

The General Partners do not engage in the sale of goods or services. The General Partners' only assets are their respective investments in the Partnerships.

GP-I has had discussions with a number of institutions and other third parties interested in purchasing BK-I's nine remaining Properties. However, an environmental issue at one of BK-I's Properties located in Greenfield, Wisconsin (the "Greenfield Property") has delayed BK-I's efforts to complete a sale of the remaining Properties. BK-I had previously proposed site-specific clean-up standards for the Greenfield Property to the Wisconsin Department of Natural Resources (the "WDNR"), whose response has taken significantly longer than originally anticipated. In light of the unanticipated lengthy delay, GP-I has decided to commence marketing the Properties in the second quarter of 1997 for a bulk sale to a single purchaser. Upon the sale of the Properties, GP-I intends to distribute the net sales proceeds in accordance with the terms of BK-I's Partnership Agreement. While GP-I is hopeful that a sale of the Properties can be completed during 1997, there can be no assurance that such efforts will be successful.

GP-I believes that the potential environmental remediation costs associated with the Greenfield Property should not exceed approximately $300,000 and, therefore, in accordance with BK-I's Partnership Agreement, such amount has been set aside from BK-I's net cash flow from operations to fund these costs. If the proposed site-specific standards are approved by the WDNR prior to any sale of the Properties, it is expected that any of such reserves spent on the environmental remediation should be recovered from the proceeds of the eventual sale of the Greenfield Property. Therefore, any remediation costs incurred prior to a sale of the Greenfield Property will be capitalized and included in the carrying value of the Greenfield Property. Alternatively, if the sale occurs prior to the receipt of such approval, it is likely that any buyer will attribute a discount to the value of the Greenfield Property in determining an acceptable purchase price.

GP-I believes that BK-I should have sufficient assets with which to pay any potential remediation costs on the Greenfield Property. In the unlikely event that BK-I does not have sufficient assets with which to pay such costs, GP-I is unaware of any Federal or State of Wisconsin environmental law potentially imposing any personal liability on the unitholders of BK-I for their pro-rata share of BK-I's remediation costs. Therefore, except as otherwise provided for in BK-I's Partnership Agreement, unitholders of BK-I may be liable for BK-I's obligations only to the extent of their respective capital contributions.

GP-III has decided to commence marketing BK-III's remaining 23 Properties in the second quarter of 1997 for a bulk sale to a single purchaser. While GP-III is hopeful that a sale of the Properties can be completed during 1997, there can be no assurance that such efforts will be successful. Until all of BK-III's remaining Properties are sold, BK-III intends to continue operating the Properties and will distribute cash flow from operations to the partners in accordance with the terms of BK-III's Partnership Agreement.

As a result of BK-I's and BK-III's intention to pursue a sale of their respective Properties, the Properties have been reclassified on the Partnership's respective balance sheets as real estate held for sale and are carried at the lower of cost or fair value less any estimated costs to sell the Properties, including any estimated environmental remediation costs.

At March 31, 1997, GP-I's investment in BK-I was $(81,673) and GP-III's investment in BK-III was $(6,178), reflecting distributions in excess of equity in earnings plus the initial investments.

COPs Holders receive their pro rata share of the cash distributions assigned by GP-III on a quarterly basis and their pro rata share of the cash distributions assigned by GP-I on an annual basis in accordance with the respective Partnership Agreements. A quarterly cash distribution in the amount of $3.93 per Unit, representing COPs Holders' share of BK-III's cash flow from operations for the first quarter of 1997, is anticipated to be paid on or about May 31, 1997. Including this scheduled distribution, COPs Holders have received total cash distributions of $976.12 per original $1,000 Unit since the inception of COPs. This total includes distributions of net cash flow from operations in the amount of $768.04 per Unit and distributions of net proceeds from the sales of Properties in the amount of $208.08 per Unit. Distributions of net sales proceeds represent returns of capital which have reduced the size of each Unit from $1,000 to $791.92.

Results of Operations
The results of operations for the three-month period ended March 31, 1997 are primarily attributable to the General Partners' investment in the Partnerships.

For the three-month period ended March 31, 1997, GP-I generated a net loss of ($1,225), compared to net income of $6,296 for the corresponding period in 1996. The decrease is primarily attributable to an $8,375 increase in general and administrative expenses incurred by COPs. During the 1997 period, certain expenses incurred by unaffiliated third-party service providers in servicing GP-I, which were voluntarily absorbed by affiliates of GP-I in prior periods, were reimbursed to its affiliates.

For the three-month period ended March 31, 1997, GP-III generated net income of $7,082, compared to net income of $13,722 for the corresponding period in 1996. The decrease is primarily attributable to an $8,375 increase in general and administrative expenses incurred by COPs. During the 1997 period, certain expenses incurred by unaffiliated third party service providers in servicing GP-III, which were voluntarily absorbed by affiliates of GP-III in prior periods, were reimbursed to its affiliates.

Same-store sales for BK-I's remaining nine Properties were $2,562,430 for the three-month period ended March 31, 1997, representing a small decrease of approximately 1% when compared to sales of $2,600,630 for the same period in 1996. The decrease in same-store sales is partly attributable to a decrease in sales at one of BK-I's Properties during the first quarter of 1997 as a result of construction which has temporarily impacted the traffic flow at that site. Same-store sales for BK-III's remaining 23 Properties were $5,624,897 for the three-month period ended March 31, 1997, representing an increase of approximately 3% when compared to sales of $5,452,827 for the same period in 1996. Rental income received by the Partnerships from the franchisees at the Properties is equal to the greater of a minimum annual base rent or 8.5% of the Properties' annual food and beverage sales. Therefore, fluctuations in a Property's sales volume can result in an increase or decrease in rent received by the Partnerships from an individual Property.



Part II         Other Information

Items 1-5       Not applicable.

Item 6		Exhibits and reports on Form 8-K.

		(a)  Exhibits -

			(27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three month period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				CERTIFICATES OF PARTICIPATION
				BK I REALTY INC.
				BK III RESTAURANTS INC.


				BY:	BK I REALTY INC.
					BK III RESTAURANTS INC.
					Registrant


Date: May 15, 1997              BY:  /s/ Rocco F. Andriola
				Name:    Rocco F. Andriola
                                Title:   President, Director and
                                         Chief Financial Officer