Form 10-Q
period 1997-06-30
BK I REALTY INC; BK III RESTAURANTS INC
filed 1997-08-14
CIK 783462, 783464

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X            Quarterly Report Pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

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


                                             13-3100473
           New York                          13-3178423
State or Other Jurisdiction
of Incorporation                             I.R.S. Employer Identification No.


Attn.: Andre Anderson
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
                       Yes    X    No ____

BK I REALTY INC.

Balance Sheets                              At June 30,    At December 31,
                                                   1997               1996
Assets
Investment in Burger
King Limited Partnership I                    $ (72,373)          $(48,060)
Liabilities and Stockholder's Deficit
Liabilities:
 Distributions payable                            1,448             40,763
 Accrued expenses                                26,750             10,000
  Total Liabilities                              28,198             50,763
Stockholder's Deficit:
 Common Stock, $1.00 par value authorized,
  issued and outstanding 1,000 shares             1,000              1,000
 Additional paid-in capital                     419,879            419,879
 Accumulated deficit                           (521,450)          (519,702)
Total Stockholder's Deficit                    (100,571)           (98,823)
  Total Liabilities and
  Stockholder's Deficit                       $ (72,373)          $(48,060)




Statement of Changes in Stockholder's Deficit
For the six months ended June 30, 1997           Additional
                                       Common    Paid-in   Accumulated
                              Total     Stock    Capital   Deficit
Balance at December 31, 1996  $(98,823) $1,000   $419,879  $(519,702)
Distributions                   (1,448)      _          _     (1,448)
Net loss                          (300)      _          _       (300)
Balance at June 30, 1997     $(100,571) $1,000   $419,879  $(521,450)



Statements of Operations
                                Three months         Six months
                                ended June 30,       ended June 30,
                            1997         1996        1997         1996
Income (Loss)
Equity in earnings of
Burger King Limited
Partnership I               $9,300       $11,803     $16,450      $20,886
General and administrative
expenses                    (8,375)            _     (16,750)           _
Income taxes                     _           858           _       (1,929)
Net Income (Loss)           $  925       $12,661       $(300)     $18,957
Per COPs unit
(3,084 outstanding)           $.24         $3.28       $(.08)       $4.92


Statements of Cash Flows
For the six months ended June 30,               1997            1996
Cash Flows From Operating Activities
Net income (loss)                               $   (300)       $ 18,957
Adjustments to reconcile
net income (loss) to net cash
provided by operating activities:
 Equity in earnings of Burger
 King Limited Partnership I                      (16,450)        (20,886)
 Accrued expenses                                 16,750               _
 Contributions to capital                              _           1,929
Net cash provided by operating activities              _               _
Cash Flows From Financing Activities
Distributions from Burger King Limited
Partnership I                                     40,763          24,703
Cash distributions paid                          (40,763)        (24,703)
Net cash provided by financing activities              _               _
Net change in cash                                     _               _
Cash, beginning of period                              _               _
Cash, end of period                               $    _          $    _


Notes to the Financial Statements

These unaudited financial statements should be read in conjunction with Certificates of Participation's ("COPs") annual
1996 audited financial statements within Form 10-K.

These unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three- and six-month periods ended June 30, 1997 and 1996, cash flows for the six-month period ended June 30, 1997 and 1996 and the statement of changes in stockholders' deficit for the six-month period ended June 30, 1997. Results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year
1996, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

BK III RESTAURANTS INC.

Balance Sheets                             At June 30,          At December 31,
                                           1997                 1996
Assets
Investment in Burger King
Limited Partnership III                    $ (10,124)           $     878
Liabilities and Stockholder's Deficit
Liabilities:
 Distributions payable                        27,573               25,648
 Accrued expenses                             26,750               10,000
  Total Liabilities                           54,323               35,648

Stockholder's Deficit:
 Common Stock, $1.00 par value authorized,
  issued and outstanding 1,000 shares          1,000                1,000
 Additional paid-in capital                  362,275              352,993
 Accumulated deficit                        (407,474)            (388,763)
Total Stockholder's Deficit                  (44,199)             (34,770)
  Total Liabilities and
  Stockholder's Deficit                    $ (10,124)           $     878

Statement of Changes in Stockholder's Deficit
For the six months ended June 30, 1997
                                                           Additional
                                       Common     Paid-in  Accumulated
                              Total     Stock    Capital   Deficit
Balance at December 31, 1996  $(34,770) $1,000   $352,993  $(388,763)
Distributions                  (39,683)      _          _    (39,683)
Capital contribution             9,282       _      9,282          _
Net income                      20,972       _          _     20,972
Balance at June 30, 1997      $(44,199) $1,000   $362,275  $(407,474)




Statements of Operations
                                Three months         Six months
                                ended June 30,      ended June 30,
                            1997         1996     1997         1996
Income
Equity in earnings of
 Burger King Limited
 Partnership III            $28,412      $22,852  $ 47,004     $42,647
General and administrative
expenses                     (8,375)           _   (16,750)          _
Income taxes                 (6,147)       2,134    (9,282)     (3,939)
Net Income                  $13,890      $24,986   $20,972     $38,708
Per COPs unit
(3,084 outstanding)           $3.60        $6.48     $5.44      $10.04


Statements of Cash Flows
For the six months ended June 30,               1997           1996
Cash Flows From Operating Activities
Net income                                      $20,972        $38,708
Adjustments to reconcile net
income to net cash
provided by operating activities:
 Equity in earnings of Burger King
 Limited Partnership III                        (47,004)       (42,647)
 Accrued expenses                                16,750              _
 Contributions to capital                         9,282          3,939
Net cash provided by operating activities             _              _
Cash Flows From Financing Activities
Distributions from Burger King
Limited Partnership III                          37,758         42,467
Cash distributions paid                         (37,758)       (42,467)
Net cash provided by financing activities             _              _
Net change in cash                                    _              _
Cash, beginning of period                             _              _
Cash, end of period                              $    _         $    _


Notes to the Financial Statements

These unaudited financial statements should be read in conjunction with COPs' annual 1996 audited financial statements within Form 10-K.

These unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three- and six-month periods ended June 30, 1997 and 1996, cash flows for the six-month period ended June 30, 1997 and 1996 and the statement of changes in stockholders' deficit for the six-month
period ended June 30, 1997.   Results of operations for the six-
month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
COPs represents an assignment by the issuing general partners of some, but not all, of their rights to participate in the profits, losses, and gains of, and to receive distributions from, Burger King Limited Partnership I ("BK-I") and Burger King Limited Partnership III ("BK-III") (BK-I and BK-III are collectively referred to herein as the "Partnerships"). Each of the Partnerships is a New York limited partnership. The issuing general partners are BK I Realty Inc. ("GP-I"), which is the general partner of BK-I; and BK III Restaurants Inc. ("GP-III"), which is the general partner of BK-III (collectively, the "General Partners"). Each of the General Partners is a New York corporation. Each COPs unit consists of one BK-I COPs unit and one BK-III COPs unit. COPs commenced operations on January 17, 1986, and the COPs units were assigned as of December 1, 1985.

The Partnerships were formed to acquire and hold Burger Kingr restaurants (the "Properties"), including the buildings and, in some cases, the underlying land. The Properties are net leased to franchisees of Burger King Corporation ("BKC").

The General Partners do not engage in the sale of goods or services. The General Partners' only assets are their respective investments in the Partnerships.

GP-I has held discussions with a number of institutions and other third parties interested in purchasing BK-I's nine remaining Properties. During the second quarter, GP-I engaged the services of Jones Lang Wootton, a nationally recognized real estate broker, to assist its efforts to market BK-I's nine properties for sale.

As previously reported, an environmental issue has been identified at a Property located in Greenfield Wisconsin (the "Greenfield Property"). GP-I believes that the potential environmental remediation costs associated with the Greenfield Property should not exceed approximately $300,000 and, therefore, in accordance with BK-I's Partnership Agreement, such amount has been set aside from BK-I's net cash flow from operations to fund these costs. If the proposed site-specific standards are approved by the Wisconsin Department of Natural Resources prior to the sale of the Greenfield Property, it is expected that any of such reserves spent on the environmental remediation should be recovered from the proceeds of the eventual sale of the Greenfield Property. Therefore, any remediation costs incurred prior to a sale of the Greenfield Property will be capitalized and included in the carrying value of the Greenfield Property. Alternatively, if the sale occurs prior to the receipt of such approval, it is likely that any buyer will attribute a discount to the value of the Greenfield Property in determining an acceptable purchase price.

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

On June 12, 1997, BK-III completed the sale of a Property located in Frankfort, Kentucky (the "Frankfort Property") to the franchisee operating such property. COPs' portion of the net proceeds from this sale were distributed along with the second quarter distribution on July 30, 1997. In addition, BK-III has also begun efforts to sell its 22 Properties and has also engaged the services of Jones Lang Wootton.

Until all of BK-I's and BK-III's remaining Properties are sold, both BK-I and BK-III will continue to operate the Properties and will distribute net cash flow from operations to the partners. Upon the completion of the sale of all of BK-I's and BK-III's Properties, GP-I and GP-III intend to distribute the net sales proceeds and liquidate the partnerships in accordance with the terms of their respective partnership agreements. In accordance with the terms of COPs' partnership agreement, a portion of the net proceeds of the sale of these Properties will be distributed to COPs Holders. Although GP-I and GP-III are hopeful that a sale of all of the Properties can be completed during 1997, there can be no assurances that such efforts will be successful within this time frame, or that any particular price will be obtained.

As a result of BK-I's and BK-III's intention to pursue a sale of their respective Properties, the Properties have been reclassified on the Partnerships' respective balance sheets as real estate held for sale and are carried at the lower of cost or fair value less any estimated selling costs, including any estimated environmental remediation costs.

At June 30, 1997, GP-I's investment in BK-I was $(72,373) and GP-
III's investment in BK-III was $(10,124), reflecting distributions in excess of equity in earnings plus the initial investments.

COPs Holders receive their pro-rata share of the cash distributions assigned by GP-III on a quarterly basis and their pro-rata share of the cash distributions assigned by GP-I on an annual basis in accordance with the respective partnership agreements. On July 30, 1997, COPs paid a quarterly cash distribution in the amount of $7.16 per Unit, which represented COPs' share of BK-III's net cash flow from operations for the second quarter of 1997, in the amount of $4.93 per Unit, and the distribution of the net proceeds from the sale of the Frankfort Property in the amount of $2.23 per Unit. Including this distribution, COPs Unitholders have received total cash distributions of $983.28 per original $1,000.00 Unit since the inception of COPs. This total includes distributions of net cash flow from operations in the amount of $772.97 per Unit and distributions of net proceeds from the sales of the Properties in the amount of $210.31 per Unit. Distributions of net sales proceeds represent returns of capital which have reduced the size of each Unit from $1,000.00 to $789.69.

Results of Operations
The results of operations for the three- and six-month periods ended June 30, 1997 are primarily attributable to the General
Partners' respective investments in the Partnerships.

For the three- and six-month periods ended June 30, 1997, GP-I generated net income of $925 and a net loss of $300, respectively, compared to $12,661 and $18,957 for the corresponding periods in 1996. The change from net income to net loss in the three-month period and the lower net income for the six-month period is mainly attributable to an increase in general and administrative expenses and a decrease in rental income at BK-I's Properties as a result of the sale of a Property located in Wichita, Kansas in the fourth quarter of 1996.

For the three- and six-month periods ended June 30, 1997, GP-III generated net income of $13,890 and $20,972, respectively, compared to $24,986 and $38,708 for the corresponding periods in 1996. The decreases are primarily attributable to an increase in general and administrative expenses.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27.1) Financial Data Schedule for BK I Realty Inc.

               (27.2) Financial Data Schedule for BK III Restaurants Inc.

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.


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



                    CERTIFICATES OF PARTICIPATION
                    BK I REALTY INC.
                    BK III RESTAURANTS INC.


                    BY:  BK I REALTY INC.
                         BK III RESTAURANTS INC.
                         Registrant



                Date:   August 14, 1997
                BY:     /s/  Kenneth F. Boyle
                Name:   Kenneth F. Boyle
                Title:  President, Director and
                        Chief Financial Officer