Form 10-Q
period 1997-09-30
BK I REALTY INC; BK III RESTAURANTS INC
filed 1997-11-14
CIK 783462, 783464

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
            X   Quarterly Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended September 30, 1997

                               or

                Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

         For the Transition period from ______  to ______


                 Commission File Number: 33-1624


                  CERTIFICATES OF PARTICIPATION
                        BK I REALTY INC.
                     BK III RESTAURANTS INC.
      Exact Name of Registrant as Specified in its Charter


       New York                              13-3100473
State or Other Jurisdiction                  13-3178423
   of Incorporation               I.R.S. Employer Identification No.


Attn.: Andre Anderson
3 World Financial Center,
29th Floor,  New York, NY                     10285-2900
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



BK I Realty Inc.
Balance Sheets                           At September 30,      At December 31,
                                                    1997                 1996
Assets
Investment in Burger King
   Limited Partnership I                      $  (68,082)          $  (48,060)
Liabilities and Stockholder's Deficit
Liabilities:
 Distributions payable                            21,456               40,763
 Accrued expenses                                 35,125               10,000
  Total Liabilities                               56,581               50,763
Stockholder's Deficit:
 Common Stock, $1.00 par value authorized,
  issued and outstanding 1,000 shares              1,000                1,000
 Additional paid-in capital                      419,879              419,879
 Accumulated deficit                            (545,542)            (519,702)
Total Stockholder's Deficit                     (124,663)             (98,823)
  Total Liabilities and Stockholder's
   Deficit                                    $  (68,082)          $  (48,060)



BK I Realty Inc.
Statement of Changes in Stockholder's Deficit
For the nine months ended September 30, 1997
                                                    Additional
                                             Common    Paid-in   Accumulated
                                    Total     Stock    Capital       Deficit
Balance at December 31, 1996    $ (98,823)  $ 1,000  $ 419,879    $ (519,702)
Distributions                     (24,515)        _          _       (24,515)
Net loss                           (1,325)        _          _        (1,325)
Balance at September 30, 1997   $(124,663)  $ 1,000  $ 419,879    $ (545,542)



BK I Realty Inc.
Statements of Operations
                                       Three months ended    Nine months ended
                                          September 30,        September 30,
                                         1997      1996       1997      1996
Income (Loss)
Equity in earnings of Burger King
  Limited Partnership I                $ 7,350   $ 9,707   $ 23,800   $ 30,593
General and administrative expenses     (8,375)        _    (25,125)         _
Income taxes                                 _      (896)         _     (2,825)
Net Income (Loss)                      $(1,025)  $ 8,811   $ (1,325)  $ 27,768
Per COPs unit (3,084 outstanding)        $(.26)    $2.28      $(.34)     $7.20



BK I Realty Inc.
Statements of Cash Flows
For the nine months ended September 30,                 1997            1996
Cash Flows From Operating Activities
Net income (loss)                                  $  (1,325)      $  27,768
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
 Equity in earnings of Burger King
  Limited Partnership I                              (23,800)        (30,593)
 Accrued expenses                                     25,125               _
 Contributions to capital                                  _           2,825
Net cash provided by operating activities                  _               _
Cash Flows From Financing Activities
Distributions from Burger King
 Limited Partnership I                                43,822          26,451
Cash distributions paid                              (43,822)        (26,451)
Net cash provided by financing activities                  _               _
Net change in cash                                         _               _
Cash, beginning of period                                  _               _
Cash, end of period                                $       _      $        _


BK I Realty Inc.
Notes to the Financial Statements

These interim unaudited financial statements should be read in conjunction with Certificates of Participation's ("COPs") annual
1996 audited financial statements within Form 10-K.

These interim unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996, cash flows for the nine-month period ended September 30, 1997 and 1996 and the statement of changes in stockholders deficit for the nine-month period ended September 30, 1997. Results of operations for the nine-month period ended
September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

The Partnership has entered into a non-binding letter of intent ("LOI") with a third party for the sale of the Partnership's remaining nine properties (the "Properties") for a purchase price of $6,400,000. Any sale of the Properties to this potential buyer is subject to, among other things, the potential buyer's review and inspection of the Properties and the execution of a definitive contract of sale. Accordingly, there can be no assurance that the Properties will be sold to this potential buyer or, if sold to it, that the actual purchase price will not be renegotiated.




BK III Restaurants Inc.
Balance Sheets                         At September 30,      At December 31,
                                                  1997                 1996
Assets
Investment in Burger King Limited
 Partnership III                            $   (8,713)         $       878
Liabilities and Stockholder's Deficit
Liabilities:
 Distributions payable                          20,406               25,648
 Accrued expenses                               35,125               10,000
  Total Liabilities                             55,531               35,648

Stockholder's Deficit:
 Common Stock, $1.00 par value authorized,
  issued and outstanding 1,000 shares            1,000                1,000
 Additional paid-in capital                    365,040              352,993
 Accumulated deficit                          (430,284)            (388,763)
Total Stockholder's Deficit                    (64,244)             (34,770)
  Total Liabilities and Stockholder's
   Deficit                                  $   (8,713)         $       878



BK III Restaurants Inc.
Statement of Changes in Stockholder's Deficit
For the nine months ended September 30, 1997
                                                       Additional
                                              Common      Paid-in  Accumulated
                                    Total      Stock      Capital      Deficit
Balance at December 31, 1996    $ (34,770)   $ 1,000    $ 352,993  $  (388,763)
Distributions                     (68,741)         _            _      (68,741)
Capital contribution               12,047          _       12,047            _
Net income                         27,220          _            _       27,220
Balance at September 30, 1997   $(64,244)    $ 1,000    $ 365,040  $  (430,284)



BK III Restaurants Inc.
Statements of Operations
                                       Three months ended   Nine months ended
                                          September 30,       September 30,
                                         1997      1996       1997      1996
Income
Equity in earnings of Burger King
  Limited Partnership III            $ 17,388   $ 21,371   $ 64,392  $ 64,018
General and administrative expenses    (8,375)         _    (25,125)        _
Income taxes                           (2,765)    (1,973)   (12,047)   (5,912)
Net Income                           $  6,248   $ 19,398   $ 27,220  $ 58,106
Per COPs unit (3,084 outstanding)       $1.62      $5.03      $7.06    $15.07



BK III Restaurants Inc.
Statements of Cash Flows
For the nine months ended September 30,                   1997           1996
Cash Flows From Operating Activities
Net income                                           $  27,220      $  58,106
Adjustments to reconcile net income to net cash
provided by operating activities:
 Equity in earnings of Burger King Limited
  Partnership III                                      (64,392)       (64,018)
 Accrued expenses                                       25,125              _
 Contributions to capital                               12,047          5,912
Net cash provided by operating activities                    _              _
Cash Flows From Financing Activities
Distributions from Burger King Limited
  Partnership III                                       73,983         64,346
Cash distributions paid                                (73,983)       (64,346)
Net cash provided by financing activities                    _              _
Net change in cash                                           _              _
Cash, beginning of period                                    _              _
Cash, end of period                                  $       _      $       _



BK III Restaurants Inc.
Notes to the Financial Statements

These interim unaudited interim financial statements should be read in conjunction with COPs' annual 1996 audited financial statements within Form 10-K.

These interim unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996, cash flows for the nine-month period ended September 30, 1997 and 1996 and the statement of changes in stockholders deficit for the nine-month period ended September 30, 1997. Results of operations for the nine-month period ended
September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Reclassification. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

On June 12, 1997, Burger King Limited Partnership III sold a property located in Frankfort, Kentucky to the franchisee operating such property for net proceeds of $858,339 resulting in a gain of $559,519.

The Partnership has entered into a non-binding letter of intent ("LOI") with a third party for the sale of the Partnership's remaining 22 properties (the "Properties") for a purchase price of $16,000,000. Any sale of the Properties to this potential buyer is subject to, among other things, the potential buyer's review and inspection of the Properties and the execution of a definitive contract of sale. Accordingly, there can be no assurance that the Properties will be sold to this potential buyer or, if sold to it, that the actual purchase price will not be renegotiated.



BK I Realty Inc.
BK III Restaurants Inc.

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

COPs represents an assignment by the issuing general partners of some, but not all, of their rights to participate in the profits, losses, and gains of, and to receive distributions from, Burger King Limited Partnership I ("BK-I") and Burger King Limited Partnership III ("BK-III") (BK-I and BK-III are collectively referred to herein as the "Partnerships"). Each of the Partnerships is a New York limited partnership. The issuing general partners are BK I Realty Inc. ("GP-I"), which is the general partner of BK-I; and BK-III Restaurants Inc. ("GP-III"), which is the general partner of BK-III (collectively, the "General Partners"). Each of the General Partners is a New York corporation. Each COPs unit consists of one BK-I COPs unit and one BK-III COPs unit. COPs commenced operations on January 17, 1986, and the COPs units were assigned as of December 1, 1985.

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

GP-I and GP-III have held discussions with a number of third parties interested in purchasing the remaining Properties of BK-I and BK-III. During the second quarter of 1997, the services of Jones Lang Wootton, a nationally recognized real estate broker, were engaged to assist in efforts to market the remaining properties for sale. During the third quarter, the GP-I and GP-III received competitive bids from a number of third parties. Following an evaluation of these bids, BK-I and BK-III each entered into a non-binding letter of intent ("LOI") with a third party for the sale of its properties for a purchase price of $6,400,000 for BK-I's nine properties, and $16,000,000 for BK-III's 22 properties. Any sale of either partnership's properties to this potential buyer is subject to, among other things, the potential buyer's review and inspection of the Properties and the execution of a definitive contract of sale. Accordingly, there can be no assurance that the Properties will be sold to this potential buyer or, if sold to it, that the actual purchase price will not be renegotiated. Pursuant to the terms of the respective partnership agreements, a majority in interest of the limited partners in BK-I and BK-III have the right to disapprove of the sale of all or substantially all of each partnership's assets in a single sale. In anticipation of a sale, proxies will be mailed to the limited partners of each partnership notifying them of their right to call a meeting to vote on the sale.

As previously reported, an environmental issue has been identified at a Property located in Greenfield, Wisconsin (the "Greenfield Property") owned by BK-I. GP-I believes that the potential environmental remediation costs associated with the Greenfield Property should not exceed approximately $300,000 and, therefore, in accordance with BK-I's Partnership Agreement, such amount has been set aside from BK-I's net cash flow from operations to fund these costs. If the proposed site-specific standards are approved by the Wisconsin Department of Natural Resources prior to the sale of the Greenfield Property, it is expected that any of such reserves spent on the environmental remediation should be recovered from the proceeds of the eventual sale of the Greenfield Property. Therefore, any remediation costs incurred prior to a sale of the Greenfield Property will be capitalized and included in the carrying value of the Greenfield Property. Alternatively, if the sale occurs prior to the receipt of such approval, it is likely that any buyer will attribute a discount to the value of the Greenfield Property in determining an acceptable purchase price.

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

At September 30, 1997, GP-I's investment in BK-I was $(68,082) and GP-III's investment in BK-III was $(8,713), reflecting distributions in excess of equity in earnings plus the initial investments.

COPs Holders receive their pro-rata share of the cash distributions assigned by GP-III on a quarterly basis and their pro-rata share of the cash distributions assigned by GP-I on an annual basis in accordance with the respective partnership agreements. On October 30, 1997, COPs paid a quarterly cash distribution in the amount of $5.29 per Unit, which represented COPs' share of BK-III's net cash flow from operations for the third quarter of 1997. Including this distribution, COPs Unitholders have received total cash distributions of $988.57 per original $1,000.00 Unit since the inception of COPs. This total includes distributions of net cash flow from operations in the amount of $778.26 per Unit and distributions of net proceeds from the sales of the Properties in the amount of $210.31 per Unit. Distributions of net sales proceeds represent returns of capital which have reduced the size of each Unit from $1,000.00 to $789.69.

Results of Operations

The results of operations for the three- and nine-month periods ended September 30, 1997 are primarily attributable to the General Partners' respective investments in the Partnerships.

For the three- and nine-month periods ended September 30, 1997, GP-I generated net losses of $1,025 and a $1,325, respectively, compared to net income of $8,811 and $27,768 for the corresponding periods in 1996. The change from net income to net losses in both periods is mainly attributable to an increase in general and administrative expenses, and for the nine-month period, is also a result of the sale of a Property located in Wichita, Kansas in the fourth quarter of 1996.

For the three- and nine-month periods ended September 30, 1997, GP-III generated net income of $6,248 and $27,220, respectively, compared to $19,398 and $58,106 for the corresponding periods in 1996. The decreases in both periods are primarily attributable to an increase in general and administrative expenses. The decrease for the three-month period is also due to the June 1997 sale of the Frankfort Property.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27.1) Financial Data Schedule for BK I Realty Inc.

               (27.2) Financial Data Schedule for BK III Restaurants Inc.

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.


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



                    CERTIFICATES OF PARTICIPATION
                    BK I REALTY INC.
                    BK III RESTAURANTS INC.


                    BY:  BK I REALTY INC.
                         BK III RESTAURANTS INC.
                         Registrant



Date: November 13, 1997  BY:   /s/ Kenneth F. Boyle
                             Name: Kenneth F. Boyle
                             Title:President, Director and Chief
                             Financial Officer